Form 10-K
period 1993-12-31
KEYSTONE INTERNATIONAL INC
filed 1994-03-09
CIK 55642

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[/X/]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           FOR THE TRANSITION PERIOD FROM             TO

                           COMMISSION FILE NO. 0-2115

                          KEYSTONE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                    TEXAS                                       74-1058689
         (State or other jurisdiction                        (I.R.S. Employer
      of incorporation or organization)                    Identification No.)
  9600 WEST GULF BANK DRIVE, HOUSTON, TEXAS                       77040
   (Address of principal executive offices)                     (Zip Code)

       Registrant's telephone number, including area code: (713) 466-1176

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                          NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                           ON WHICH REGISTERED
- --------------------------------------------------------------------------------------------
   COMMON STOCK, $1.00 PAR VALUE PER SHARE               NEW YORK STOCK EXCHANGE
       PREFERRED STOCK PURCHASE RIGHTS                   NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes  /X/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                 [/X/]

As of February 22, 1994, the number of shares of common stock outstanding was 35,150,244, excluding 635,288 treasury shares. At that date, the aggregate market value of common stock held by nonaffiliates was $756,954,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                            PART OF 10-K

1. Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 1994 annual meeting of
   shareholders                                                         PART III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          KEYSTONE INTERNATIONAL, INC.

                          1993 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
                                            PART I
Item  1.  Business.....................................................................     1
Item  2.  Properties...................................................................     2
Item  3.  Legal Proceedings............................................................     2
Item  4.  Submission of Matters to a Vote of Security Holders..........................     2
                                           PART II
Item  5.  Market for the Registrant's Common Equity and Related Stockholder Matters....     2
Item  6.  Selected Financial Data......................................................     3
Item  7.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations.................................................................     4
Item  8.  Financial Statements and Supplementary Data..................................     6
Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure.................................................................     6
                                           PART III
Item 10.  Directors and Executive Officers of the Registrant...........................     6
Item 11.  Executive Compensation.......................................................     6
Item 12.  Security Ownership of Certain Beneficial Owners and Management...............     6
Item 13.  Certain Relationships and Related Transactions...............................     6
                                           PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..............     7

                                     PART I

ITEM 1. BUSINESS.

     Keystone International, Inc. ("Keystone" or the "Company") designs, manufactures and markets, on a worldwide basis, valves and other specialized industrial products that control the flow of liquids, gases and fibrous and slurry materials for use in various industries, including chemical, power, food and beverage, marine and government, petroleum production and refining, water, commercial construction, oil and gas pipeline, mining and metals, and pulp and paper. Keystone, incorporated in Texas in 1947, is one of the leading manufacturers of flow control products in the world.

     The Company's operations are conducted in a single industry segment. For information concerning geographic segments, see Note 12 to the Consolidated Financial Statements in Item 8 of this Report.

     Substantially all of the products sold outside the United States are manufactured and assembled at facilities in Canada, The Netherlands, Japan, the United Kingdom, France, Italy, Germany, Korea, Singapore, the People's Republic of China, Mexico, Brazil, Australia, New Zealand, and India. Most of Keystone's employees engaged in operations outside the United States, including plant managers and other executive personnel, are citizens of the nations in which they work. The various aspects of Keystone's operations outside the United States take into account local conditions and customs, but basic business methods are similar in all areas. Sales and operations outside the United States are subject to the inherent risk of fluctuations in currency rates.

     As with other United States companies engaged in business outside the United States, Keystone is subject to political and economic uncertainties, the risk of expropriation and embargo, foreign exchange restrictions and political disruptions.

     Keystone purchases virtually all castings and certain finished or semi-finished components used in its products. Machining of components and assembling are done primarily by the Company, although a limited amount of machining and assembling is done under contract by outside parties. Keystone does not believe that compliance with federal, state or local environmental laws adversely affects its business, earnings or competitive position.

     Management believes that the Company's present level of product liability coverage is adequate, and will make adjustments in such coverage in the future as it believes appropriate after considering the cost and availability of such insurance and any legal developments in the product liability area.

     While Keystone has a number of patents and patent applications relating to or covering certain features of its products, its patents are not of a scope to exclude competition in any significant way or preclude competitors from successfully marketing substitute products. Competition is on the basis of quality, service, delivery and price.

     There was no single customer which accounted for more than 10% of sales during 1993. Although the Company does not necessarily know the intended use or ultimate customer for all of its products, particularly those sold through distributors, its business is not dependent on a single customer or a few customers. Sales in diverse geographic areas and to a large number of customers and industries lessen exposure to adverse conditions in a single industry or area. These factors, however, do not afford protection against a general economic downturn.

     Keystone extends 30-day credit to most customers except in certain foreign markets where local trade practices differ. Credit losses have not been material. Keystone carries some inventory of all its products, and it generally satisfies its working capital requirements out of internally generated funds.

     Reference is made to Note 5 of the Consolidated Financial Statements in
Item 8 of this Report for information about lines of credit that are available to finance working capital.

     In the fourth quarter of 1991, the Company recognized a pretax charge to income of $22,372,000 for restructuring and merger expenses. For information concerning these charges, see Note 3 to the Consolidated Financial Statements in
Item 8 of this Report.

     At December 31, 1993, the Company's backlog of unshipped orders was $100,268,000 compared with $107,853,000 at December 31, 1992. Orders in backlog at year-end are usually shipped during the following year. In the past, the effect of changes or cancellations of orders has been minimal.

     At December 31, 1993, Keystone had approximately 4,200 employees worldwide.

ITEM 2. PROPERTIES.

     Keystone's domestic manufacturing operations are located in Houston and Harlingen, Texas; Blue Bell, Pennsylvania; Andrews and Fort Wayne, Indiana; Black Mountain, North Carolina; Penns Grove, New Jersey and Pelham, Alabama. These facilities, including the corporate offices located in Houston, contain approximately 309,000 square feet of office space and 810,000 square feet of manufacturing space on 165 acres of land owned by the Company. Keystone's other manufacturing and assembly facilities are in most cases owned by the Company and are located in 16 other countries. The Company also leases warehouse and office space in which it maintains its sales offices. Aggregate rentals for leased premises totalled $3,015,000 during 1993.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to routine litigation incidental to its business, none of which in the opinion of management will have a material adverse impact on the consolidated financial position or future results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

     The common stock of Keystone is traded on the New York Stock Exchange under the symbol KII. The following table shows the high and low sales prices as reported by the New York Stock Exchange Composite Tape and cash dividends declared per share.

                                                               HIGH         LOW        DIVIDEND
                                                               -----       -----       ----
    1993
      First Quarter..........................................  $29 1/8     $  23       $.18
      Second Quarter.........................................  28 3/4      26 1/2       .18
      Third Quarter..........................................  28 3/8      23 5/8       .18
      Fourth Quarter.........................................  27 1/2      24 1/2       .18
    1992
      First Quarter..........................................  $30 3/8     $22 1/4     $.17
      Second Quarter.........................................  27 3/8      21 3/8       .17
      Third Quarter..........................................  27 3/8         24        .17
      Fourth Quarter.........................................  26 3/8      21 5/8       .17

     The approximate number of security holders of the Company's common stock was 3,081 as of February 22, 1994. This number does not include the number of security holders for whom shares are held in a "nominee" or "street" name.

ITEM 6. SELECTED FINANCIAL DATA.

                                        1993         1992         1991         1990         1989
                                      --------     --------     --------     --------     --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Sales...........................  $516,140     $528,372     $520,496     $446,232     $375,709
Total Assets........................   456,500      438,099      458,752      417,441      365,856
Long-Term Debt......................    62,300(2)    14,312(2)    58,365       48,221       51,465
Restructuring and Merger Expenses...        --           --       22,372           --           --
Income from Continuing Operations
  before Change in Accounting
  Principle.........................    39,136       42,541       22,834(1)    44,025       36,760
Cumulative Effect of Change in
  Accounting Principle (1991 is Net
  of $2,539 in Income Taxes)........     1,879(3)        --       (4,928)(3)       --           --
Earnings Per Share from Continuing
  Operations before Change in
  Accounting Principle..............      1.12         1.22          .66(1)      1.31         1.10
Cash Dividends Per Share............       .72          .68          .64          .60          .56

- ---------------

(1) After considering the estimated tax benefits of $5,235, the effect of restructuring and merger expenses was to reduce income from continuing operations by $17,137, or $.50 per share. See Note 3 to the Consolidated Financial Statements in Item 8 of this Report.

(2) The 8.75% Notes totalling $43,000 were due November 1, 1993 and as of December 31, 1992 were classified as current portion of long-term debt. These 8.75% notes were refinanced on November 1, 1993 with $45,000 6.34% Senior Notes due November 1, 2000. See Note 5 to the Consolidated Financial Statements in Item 8 of this Report.

(3) In 1991, the cumulative effect of the change in accounting principle represents a charge relating to the adoption of the accounting standard for postretirements benefits other than pensions. See Note 9 to the Consolidated Financial Statements in Item 8 of this Report. The 1993 cumulative effect of change in accounting principle represents a credit relating to the adoption of the new accounting standard for income taxes. See Note 6 to the Consolidated Financial Statements in Item 8 of this Report.

     Reference is made to the Notes to Consolidated Financial Statements in Item 8 of this Report for a summary of accounting policies and additional information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY

     The following table sets forth for the periods indicated (i) percentages which certain items reflected in the accompanying Consolidated Statements of Income bear to net sales of the Company and (ii) the percentage increase or decrease of amounts of such items as compared to the indicated prior period:

                                                                                      PERCENTAGE
                                                                                       INCREASE
                                                                                     (DECREASE) OF
                                                       PERCENTAGE OF NET SALES          AMOUNTS
                                                      -------------------------     ---------------
                                                       YEAR ENDED DECEMBER 31,        YEARS ENDED
                                                      -------------------------     ---------------
                                                      1993      1992      1991      1993-92   1992-91
                                                      -----     -----     -----     -----     -----
Net Sales..........................................   100.0     100.0     100.0      (2.3)      1.5
Cost and Expenses:
  Cost of sales....................................    57.4      56.7      57.4      (1.2)       .4
  Selling, general and administrative..............    28.9      28.1      27.9        .8       2.1
  Restructuring and merger expenses................      --        --       4.3         *         *
  Interest expense.................................     1.1       1.3       1.4     (16.8)     (6.7)
  Interest income..................................     (.3)      (.3)      (.4)     (8.2)      2.5
  Translation loss.................................      .4        .2        .2         *         *
  Other, net.......................................      .5        .8        .9         *         *
Income before Income Taxes and Change in Accounting
  Principle........................................    12.0      13.2       8.3     (11.1)     62.0
Provision for Income Taxes.........................     4.4       5.1       3.9     (15.8)     34.7
Income before Change in Accounting Principle.......     7.6       8.1       4.4      (8.0)     86.3
Cumulative Effect of Change in Accounting
  Principle, Net of Income Taxes...................      .3        --      (1.0)        *         *
Net Income.........................................     7.9       8.1       3.4      (3.6)    137.6

- ---------------

* Percentage not meaningful.

RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)

  Net Sales

     Net sales decreased 2% in 1993 compared with a 2% increase in 1992. Shown below is an analysis of net sales. The translation effect of weakening foreign currencies had a significant impact in 1993 on the results of international operations.

                                                           ANALYSIS OF NET SALES INCREASE
                                                                     (DECREASE)
                                                       ---------------------------------------
                                                                     YEARS ENDED
                                                       ---------------------------------------
                                                           1993-1992             1992-1991
                                                       -----------------      ----------------
Domestic:
  Internal Growth (Decrease)........................   $    653       .3%     $(8,264)    (3.6)%
                                                       --------               -------
International:
  Internal Growth...................................      2,372       .8%       8,907      3.1%
  Exchange Rate Effect..............................    (21,482)    (7.1)%      4,254      1.5%
                                                       --------               -------
          Total International.......................    (19,110)    (6.3)%     13,161      4.6%
                                                       --------               -------
Acquisitions........................................      6,225        *        2,979        *
                                                       --------               -------
Total Net Sales Increase (Decrease).................   $(12,232)    (2.3)%    $ 7,876      1.5%
                                                       --------               -------
                                                       --------               -------

- ---------------

* Percentage not meaningful.

     The Company's sales and results of operations outside the United States are subject to the inherent risk of fluctuations in currency rates. During 1993, a basket of European currencies weakened in relation to the U.S. dollar by approximately 12%, which impacted the U.S. dollar results of the Company's European operations. Further weakening may occur in 1994. Keystone's European operations represent about 29% of the Company's consolidated sales.

  Costs and Expenses

     Cost of sales as a percentage of sales were 57.4%, 56.7% and 57.4% in 1993, 1992 and 1991, respectively. The decrease in gross profit as a percentage of sales in 1993 compared to 1992 was due to lower margins earned in Europe where the Company is experiencing increased price competition. In 1992, the improvement in gross profit as a percentage of sales compared to 1991 was primarily due to improvements in gross margins at the two Italian companies acquired in 1989 and a decrease in lower margin project-oriented business, reflective of more selective sales order activity.

     Selling, general and administrative expenses increased by 1% and 2% in 1993 and 1992, respectively. The increases are primarily attributable to costs related to increased sales volume primarily in the Asia-Pacific region, partially offset by the translation effect of weakening foreign currencies. The Company's ongoing program to maintain tight controls over selling, general and administrative expenses has resulted in maintaining the amount as a percentage of sales in the 28% range. As a percentage of net sales, selling, general and administrative expenses were 28.9%, 28.1% and 27.9% in 1993, 1992 and 1991, respectively.

     Restructuring and merger expenses in 1991 of $22,372 represent $19,993 accrued for operational restructuring primarily in the United States and Europe as well as $2,379 of expenses associated with the merger and rationalization of operations of Kunkle Industries, Inc. The Company's restructuring actions focus on strengthening its capabilities as a low-cost provider of quality flow control products and systems worldwide.

     During 1993, the majority of the remaining restructuring and merger provision was utilized. Major restructuring and merger activities during 1993 related to the completion of the Houston, Texas-based product rationalization and relocation in which a facility was acquired in Guadalajara, Mexico and refurbished to accommodate the Company's manufacturing requirements. As part of this relocation, several small product lines were moved from Houston to this lower-cost facility. Other activities during the year included the consolidation of certain facilities primarily in European locations. The Company believes the remaining restructuring reserves, which are expected to be utilized during 1994, are sufficient to cover the restructuring projects which are still in process.

     Other expense includes amortization of intangible assets and debt costs as well as exchange gains and losses on transactions denominated in foreign currencies. In 1992, other expense also included a reserve of $2,000 for management's estimate of potential environmental exposure at one of the Company's inoperative facilities. Management still believes this reserve is adequate and potential exposure will not have a material impact on the Company's consolidated financial position or future results of operations.

     The Company's effective income tax rate was 37%, 39% and 47% in 1993, 1992 and 1991, respectively. The Company records taxes on all unremitted foreign earnings at a rate not less than the U.S. statutory rate. The primary components of the difference between the domestic statutory tax rate and the actual effective tax rate is caused by net operating losses of certain foreign entities not currently realizable for tax purposes and foreign taxes in excess of the U.S. statutory rate. The effective tax rate in 1993 includes the remeasurement of deferred tax assets at the current U.S. statutory rate in accordance with the new accounting standard for income taxes. See Note 6 to the Consolidated Financial Statements in Item 8 of this Report for additional information.

     The Internal Revenue Service (IRS) has completed its examination of the Company's federal income tax returns for the years 1986 through 1988 and the Company has received an assessment of additional tax. Most issues have been resolved for these years, and the Company is vigorously pursuing administrative remedies for the remaining issues. In addition, the IRS is currently examining the federal income tax returns filed by the Company for the years 1989 and 1990. Management believes that any adjustment that may result from these examinations will not have a material adverse impact on the Company's consolidated financial position or future results of operations.

     The 1993 cumulative effect of change in accounting principle of $1,879 represents a credit relating to the adoption of the new accounting standard for income taxes. See Note 6 to the Consolidated Financial Statements in Item 8 of this Report for additional information. In 1991 the cumulative effect of change in accounting principle of $4,928 (net of $2,539 in income taxes) represents a charge relating to the adoption of the accounting standard for postretirement benefits other than pensions. See Note 9 to the Consolidated Financial Statements in Item 8 of this Report for additional information.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS)

     The Company's financial position remained strong during 1993. At December 31, 1993, the Company had working capital of $171,827 compared to $120,602 at December 31, 1992. During 1993, the Company incurred capital expenditures of $29,997 (net of proceeds from disposals) and paid cash dividends of $24,876. Management is not aware of any potential impairments to the Company's liquidity, and believes its internal and existing external sources of cash will provide the necessary funds with which to meet its expected obligations. On November 1, 1993, the Company refinanced the $43,000 8.75% Notes with $45,000 6.34% Senior Notes due November 1, 2000. See Note 5 to the Consolidated Financial Statements in Item 8 of this Report for additional information.

INFLATION

     During each year, inflation has had a relatively minor effect on the majority of Keystone's operations. However, in Brazil, which accounted for only 1% of total net sales and net income in 1993, inflation often makes the operating environment somewhat difficult. The 1993 translation losses reflected on the Consolidated Statements of Income, included in Item 8 of this Report, result from these operations. During 1991, the Company downsized its Brazilian operations and reduced its assets exposed to devaluation. Beginning in 1992, the Company determined that the economy and inflation rate in Mexico had stabilized sufficiently to begin accounting for translation gains and losses as a separate component of shareholders' investment consistent with the accounting treatment of its other foreign subsidiaries.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is submitted as a separate section of this Report on page 9.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     Part III (Items 10 through 13) is omitted since the Registrant expects to file with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1993, a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 which involves the election of directors. If for any reason such a statement is not filed within such a period, this Report will be appropriately amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) and (2): The response to this portion of Item 14 is submitted as a separate section of this Report on page 9.

     (a)(3) Exhibits:

                                                                 PAGE NUMBER IN THIS FILING OR
                EXHIBIT NUMBER AND DESCRIPTION                   INCORPORATION BY REFERENCE TO
- --------------------------------------------------------------   ------------------------------
  (3.1) Articles of Incorporation.............................   Exhibit 4.1 to Registrant's
                                                                 Form 10-Q for the quarter
                                                                 ended June 30, 1988.
  (3.2) Bylaws................................................   Filed herewith.
  (4.1) Form of Note purchase agreement dated as of October
        15, 1993 between the Company and several purchasers...   Filed herewith.
  (4.2) Shareholder Rights Plan dated as of March 31, 1990 by and between Keystone International, Inc. and
        NationsBank of Texas, N.A., as Rights Agent
        (Shareholder Rights Plan).............................   Exhibit 4.2 to Registrant's
                                                                 Form 10-K for the year ended
                                                                 December 31, 1990.
  (4.3) Agreement of the Company to provide to the Commission, upon request, copies of certain long-term debt
        agreements............................................   Exhibit 4.3 to Registrant's
                                                                 Form 10-K for the year ended
                                                                 December 31, 1991.
 (10.1) Keystone International, Inc. 1985 Incentive Stock Plan
        as amended............................................   Exhibit 4(a) to Registrant's
                                                                 Registration Statement No.
                                                                 33-37053.
 (11.1) Statement re computation of per share earnings........   See financial statements.
 (21.1) Subsidiaries of the registrant........................   Filed herewith.
 (23.1) Consent of independent public accountants.............   Filed herewith.

     (b) Reports on Form 8-K.

     The Company filed no reports on Form 8-K for the quarter ended December 31, 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March, 1994.

                                          KEYSTONE INTERNATIONAL, INC.

                                          By:         RAYMOND A. LEBLANC
                                                    (Raymond A. LeBlanc)
                                                   Chairman of the Board
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 9th day of March, 1994.

             RAYMOND A. LEBLANC                 Director and Principal Executive Officer
- ---------------------------------------------
            (Raymond A. LeBlanc)
              MALCOLM D. CLARK                  Director and Principal Operating Officer
- ---------------------------------------------
             (Malcolm D. Clark)
              ARTHUR L. FRENCH                  Director and Executive Vice President
- ---------------------------------------------
             (Arthur L. French)
               MARK E. BALDWIN                  Principal Financial Officer
- ---------------------------------------------     and Duly Authorized Officer
              (Mark E. Baldwin)
              FLOYD A. CAILLOUX                 Director
- ---------------------------------------------
             (Floyd A. Cailloux)
                BOB G. GOWER                    Director
- ---------------------------------------------
               (Bob G. Gower)
              F. O'NEIL GRIFFIN                 Director
- ---------------------------------------------
             (F. O'Neil Griffin)
             MARTIN E. HAMILTON                 Director
- ---------------------------------------------
            (Martin E. Hamilton)
            FARRELL G. HUBER, JR.               Director
- ---------------------------------------------
           (Farrell G. Huber, Jr.)
             W. WAYNE PATTERSON                 Director
- ---------------------------------------------
            (W. Wayne Patterson)
             DONATO F. RAIMONDI                 Director
- ---------------------------------------------
            (Donato F. Raimondi)
               ALLEN F. RHODES                  Director
- ---------------------------------------------
              (Allen F. Rhodes)
              WALLACE S. WILSON                 Director
- ---------------------------------------------
             (Wallace S. Wilson)

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-K
                          ITEMS 8 AND 14(A)(1) AND (2)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

     The following financial statements of the Registrant and its subsidiaries required to be included in Items 8 and 14(a)(1) are listed below:

                                                                                    PAGE
                                                                                    ----
    Consolidated balance sheets as of December 31, 1993 and 1992...................  11
    For the years ended December 31, 1993, 1992 and 1991:
      Consolidated statements of income............................................  10
      Consolidated statements of cash flows........................................  12
      Consolidated statements of changes in shareholders' investment...............  13
    Notes to consolidated financial statements.....................................  14
    Report of independent public accountants.......................................  25

     The following financial statement schedules of the Registrant and its subsidiaries are included in Item 14(a)(2):

     Consolidated Financial Statement Schedules for the years ended December 31, 1993, 1992 and 1991:

   V   -- Property, Plant and Equipment...........................................  23
  VI   -- Accumulated Depreciation of Property, Plant and Equipment...............  24

                          ---------------------------

     Schedules other than those listed above are omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             1993          1992          1991
                                                           --------      --------      --------
Net Sales................................................  $516,140      $528,372      $520,496
                                                           --------      --------      --------
Cost and Expenses:
  Cost of sales..........................................   296,124       299,830       298,689
  Selling, general and administrative....................   149,353       148,211       145,171
  Restructuring and merger expenses......................        --            --        22,372
  Interest expense.......................................     5,897         7,091         7,600
  Interest income........................................    (1,791)       (1,950)       (1,902)
  Translation loss.......................................     2,078         1,153           883
  Other, net.............................................     2,358         4,183         4,576
                                                           --------      --------      --------
                                                            454,019       458,518       477,389
                                                           --------      --------      --------
Income before Income Taxes and Change in Accounting
  Principle..............................................    62,121        69,854        43,107
Provision for Income Taxes...............................    22,985        27,313        20,273
                                                           --------      --------      --------
Income before Change in Accounting Principle.............    39,136        42,541        22,834
Cumulative Effect of Change in Accounting Principle (1991
  is Net of $2,539 in Income Taxes)......................     1,879            --        (4,928)
                                                           --------      --------      --------
Net Income...............................................  $ 41,015      $ 42,541      $ 17,906
                                                           --------      --------      --------
                                                           --------      --------      --------
Earnings (Loss) Per Share:
  Continuing Operations..................................  $   1.12      $   1.22      $    .66
  Cumulative Effect of Change in Accounting Principle....       .05            --          (.14)
                                                           --------      --------      --------
  Total..................................................  $   1.17      $   1.22      $    .52
                                                           --------      --------      --------
                                                           --------      --------      --------

   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1993 AND 1992
                             (AMOUNTS IN THOUSANDS)

                                                                          1993          1992
                                                                        --------      --------
                                            ASSETS
Current Assets:
  Cash and cash equivalents...........................................  $ 19,873      $ 29,390
  Receivables (principally trade accounts, net of allowances for
     doubtful accounts of $5,983 in 1993 and $5,460 in 1992)..........   119,750       105,304
  Inventories.........................................................   134,608       138,034
  Prepayments and other...............................................     5,513         4,805
                                                                        --------      --------
                                                                         279,744       277,533
                                                                        --------      --------
Property, Plant and Equipment:
  Land................................................................    22,753        22,397
  Buildings and improvements..........................................    81,437        77,062
  Machinery and equipment.............................................   170,700       157,550
                                                                        --------      --------
                                                                         274,890       257,009
  Less -- accumulated depreciation....................................   140,037       133,035
                                                                        --------      --------
                                                                         134,853       123,974
                                                                        --------      --------
Other Assets..........................................................    41,903        36,592
                                                                        --------      --------
                                                                        $456,500      $438,099
                                                                        --------      --------
                                                                        --------      --------
                            LIABILITIES & SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt...................................  $  2,216      $ 45,633
  Short-term bank borrowings..........................................     6,944         7,547
  Accounts payable....................................................    28,860        25,528
  Accrued liabilities.................................................    54,533        61,259
  Dividends payable...................................................     6,326         5,937
  Income taxes payable................................................     9,038        11,027
                                                                        --------      --------
                                                                         107,917       156,931
                                                                        --------      --------
Long-Term Debt:
  6.34% Senior Notes payable..........................................    45,000            --
  Other long-term notes payable.......................................    17,300        14,312
                                                                        --------      --------
                                                                          62,300        14,312
                                                                        --------      --------
Other Long-Term Liabilities...........................................    15,651        14,247
                                                                        --------      --------
Commitments and Contingencies
Shareholders' Investment:
  Common stock, $1.00 par value, 50 million shares authorized.........    35,777        35,705
  Additional paid-in capital..........................................   110,231       108,157
  Retained earnings...................................................   138,550       122,556
  Treasury stock, at cost.............................................    (9,535)      (11,924)
  Unamortized restricted stock grant expense..........................    (4,209)       (4,961)
  Foreign currency translation adjustments............................      (182)        3,076
                                                                        --------      --------
                                                                         270,632       252,609
                                                                        --------      --------
                                                                        $456,500      $438,099
                                                                        --------      --------
                                                                        --------      --------

   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (AMOUNTS IN THOUSANDS)

                                                              1993          1992          1991
                                                            --------      --------      --------
Cash Flows From Operating Activities:
  Net Income.............................................   $ 41,015      $ 42,541      $ 17,906
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation........................................     18,137        19,317        17,666
     Amortization........................................      6,400         4,432         4,826
     Restructuring and merger expenses...................         --            --        22,372
     Cumulative effect of change in accounting
       principle.........................................     (1,879)           --         8,299
     Increase (decrease) in deferred income taxes........      3,012         5,569       (12,929)
     Loss (gain) on sale of property, plant and
       equipment, net....................................     (1,347)          296          (251)
     Decrease (increase) in receivables..................    (16,200)        4,092       (14,175)
     Decrease (increase) in inventories..................        709         7,968       (19,943)
     Decrease (increase) in prepayments and other
       assets............................................    (11,851)       (3,633)          375
     Increase (decrease) in accounts payable and
       other liabilities.................................        919        (9,945)         (972)
     Increase (decrease) in income taxes payable.........     (1,541)       (4,710)        4,673
                                                            --------      --------      --------
Net Cash Provided by Operating Activities................     37,374        65,927        27,847
                                                            --------      --------      --------
Cash Flows From Investing Activities:
  Purchases of property, plant and equipment.............    (34,781)      (19,537)      (34,850)
  Proceeds from sale of property, plant and equipment....      4,784         1,375         4,626
  Acquisitions (net of cash acquired)....................         --            --        (3,865)
  Proceeds from long-term investments....................        832           434         2,479
                                                            --------      --------      --------
Net Cash Used by Investing Activities....................    (29,165)      (17,728)      (31,610)
                                                            --------      --------      --------
Cash Flows From Financing Activities:
  Decrease in short-term bank borrowings.................       (276)       (8,184)       (5,798)
  Payments on long-term debt.............................    (46,348)       (6,600)       (2,303)
  Proceeds from issuance of long-term debt...............     50,193         5,495        10,121
  Cash dividends paid....................................    (24,876)      (23,267)      (21,441)
  Proceeds from stock plans and other....................      3,658         2,130         3,373
                                                            --------      --------      --------
Net Cash Used by Financing Activities....................    (17,649)      (30,426)      (16,048)
                                                            --------      --------      --------
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents.......................................        (77)         (850)          (57)
                                                            --------      --------      --------
Increase (Decrease) In Cash and Cash Equivalents.........     (9,517)       16,923       (19,868)
Cash and Cash Equivalents at Beginning of Year...........     29,390        12,467        32,335
                                                            --------      --------      --------
Cash and Cash Equivalents at End of Year.................   $ 19,873      $ 29,390      $ 12,467
                                                            --------      --------      --------
                                                            --------      --------      --------
Supplemental Schedule of Non-cash Financing Activities:
  Stock issued in pooling acquisition....................   $     --      $     --      $  7,970

   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              1993          1992          1991
                                                            --------      --------      --------
Common Stock, $1.00 Par Value:
  Beginning balance......................................   $ 35,705      $ 35,675      $ 34,753
  Issuance of stock for pooling acquisition..............         --            --           867
  Issuance of stock under various plans and other........         72            30            55
                                                            --------      --------      --------
  Ending balance.........................................     35,777        35,705        35,675
                                                            --------      --------      --------
Additional Paid-in Capital:
  Beginning balance......................................    108,157       107,308        98,522
  Tax benefits resulting from stock options and grants...        200           136           287
  Issuance of stock for pooling acquisition..............         --            --         7,103
  Issuance of stock under various plans and other........      1,874           713         1,396
                                                            --------      --------      --------
  Ending balance.........................................    110,231       108,157       107,308
                                                            --------      --------      --------
Retained Earnings:
  Beginning balance......................................    122,556       102,602       106,122
  Net income.............................................     41,015        42,541        17,906
  Cash dividends declared ($.72, $.68 and $.64 per share
     in 1993, 1992 and 1991, respectively)...............    (25,264)      (23,658)      (21,726)
  Cash dividends of pooled company.......................         --            --          (223)
  Issuance of treasury stock.............................        243         1,071           523
                                                            --------      --------      --------
  Ending balance.........................................    138,550       122,556       102,602
                                                            --------      --------      --------
Treasury Stock, at cost:
  Beginning balance (1,167 shares at 1-1-91).............    (11,924)      (15,740)      (18,065)
  Exercise of stock options..............................      1,545         1,591         1,250
  Restricted stock grant plans...........................        510         2,225           676
  Other..................................................        334            --           399
                                                            --------      --------      --------
  Ending balance (635 shares at 12-31-93)................     (9,535)      (11,924)      (15,740)
                                                            --------      --------      --------
Unamortized Restricted Stock Grant Expense:
  Beginning balance......................................     (4,961)       (2,401)       (2,317)
  Issuance of grants, net of cancellations...............     (1,189)       (3,638)       (1,215)
  Amortization...........................................      1,941         1,078         1,131
                                                            --------      --------      --------
  Ending balance.........................................     (4,209)       (4,961)       (2,401)
                                                            --------      --------      --------
Foreign Currency Translation Adjustments:
  Beginning balance......................................      3,076        11,929        12,297
  Translation adjustments................................     (4,624)      (14,551)         (635)
  Income tax adjustments.................................      1,366         5,698           267
                                                            --------      --------      --------
  Ending balance.........................................       (182)        3,076        11,929
                                                            --------      --------      --------
Total Shareholders' Investment...........................   $270,632      $252,609      $239,373
                                                            --------      --------      --------
                                                            --------      --------      --------

   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of Keystone International, Inc. and its subsidiaries ("Keystone" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

     Foreign Currency Translation -- Assets and liabilities of most foreign subsidiaries are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates for the year. Since the functional currencies of these subsidiaries are not the U.S. dollar, the resulting translation adjustments are recorded as a separate component of shareholders' investment. Translation gains and losses relating to the Company's Brazilian subsidiary, which operates in a highly inflationary economy, are charged against income.

     Cash Equivalents -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Depreciation and Amortization -- Keystone provides depreciation for financial reporting purposes primarily on a straight-line method over the estimated useful lives of the assets. Goodwill is included in other assets and is being amortized over periods ranging from ten to forty years. Other intangible assets, which primarily include engineering drawings, patents and tradenames, are being amortized over periods ranging from three to twenty years.

(2) ACQUISITIONS

     During November 1991, the Company acquired Kunkle Industries, Inc. and an associated company ("Kunkle") in a transaction accounted for as a pooling-of-interests. As the effect of this acquisition was not significant to the results of operations of the Company, prior year financial statements were not restated.

     Also, the Company has made other small acquisitions during 1993, 1992 and 1991. The total effect of these acquisitions was not material to the consolidated results of Keystone.

(3) RESTRUCTURING AND MERGER EXPENSES

     Restructuring and merger expenses in 1991 of $22,372 represent $19,993 accrued for operational restructuring primarily in the United States and Europe as well as $2,379 of expenses associated with the merger and rationalization of operations of Kunkle. The Company's restructuring actions focus on strengthening its capabilities as a low-cost provider of quality flow control products and systems worldwide.

     During 1993, the majority of the remaining restructuring and merger provision was utilized. Major restructuring and merger activities during 1993 related to the completion of the Houston, Texas-based product rationalization and relocation in which a facility was acquired in Guadalajara, Mexico and refurbished to accommodate the Company's manufacturing requirements. As part of this relocation, several small product lines were moved from Houston to this lower-cost facility. Other activities during the year included the consolidation of certain facilities primarily in European locations. The Company believes the remaining restructuring reserves, which are expected to be utilized during 1994, are sufficient to cover the restructuring projects which are still in process.

(4) INVENTORIES

     Inventories are stated at cost which is not in excess of market. Keystone uses the last-in, first-out (LIFO) method of determining inventory cost for most of its domestic inventories. Inventories valued at LIFO cost comprised approximately 40% of consolidated inventories at December 31, 1993. The remainder of Keystone's inventories are costed using the first-in, first-out
(FIFO) method.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

     Inventories, which include material, labor and manufacturing overhead costs, consisted of the following at December 31, 1993 and 1992:

                                                                   1993         1992
                                                                 --------     --------
        Raw materials and parts................................  $ 11,450     $ 13,418
        Work-in-process........................................    17,120       16,602
        Components, sub-assemblies and finished goods..........   109,763      112,532
        Less: LIFO adjustment..................................    (3,725)      (4,518)
                                                                 --------     --------
                                                                 $134,608     $138,034
                                                                 --------     --------
                                                                 --------     --------

(5) LONG-TERM DEBT AND SHORT-TERM BANK BORROWINGS

     In November 1993, the Company refinanced its 8.75% notes totalling $43,000 with $45,000 6.34% Senior Notes due November 1, 2000. Other long-term notes payable at December 31, 1993 consists primarily of debt related to the construction of new manufacturing facilities in Japan and debt assumed in two 1989 Italian acquisitions which bear interest at weighted average interest rates of approximately 7% and 12%, respectively.

     Annual maturities of all long-term debt for the next five years are as follows: 1994 -- $2,216; 1995 -- $6,718; 1996 -- $2,495; 1997 -- $1,905;
1998 -- $1,477; 1999 and thereafter -- $49,705.

     Short-term bank borrowings of $6,944 at December 31, 1993 primarily represent borrowings under various committed and uncommitted lines of credit aggregating $61,000. Interest rates on these borrowings vary according to the country in which the funds are borrowed, but generally approximate the market rate of interest.

     The Company made cash interest payments of $5,654, $6,849, and $7,853 during 1993, 1992 and 1991, respectively.

(6) INCOME TAXES

     Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 -- "Accounting for Income Taxes." This statement provides, among other things, for the recognition and presentation of deferred tax assets and liabilities for the future consequences of temporary differences between the financial statement basis and the tax basis of assets and liabilities using the tax rates in effect during the period when taxes are actually paid or recovered. Accordingly, income tax provisions will increase or decrease in the same period in which a change in tax rates is enacted.

     The adoption of this accounting method resulted in a credit to income of $1,879 which is reflected in the Consolidated Statements of Income as a cumulative effect of change in accounting principle. The cumulative effect results primarily from calculating temporary differences using currently enacted tax rates as required. Prior year financial statements were not restated for SFAS No. 109.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

     The provisions (benefits) for income taxes are summarized as follows:

                                                      1993         1992          1991
                                                     -------      -------      --------
        Current:
          Domestic.................................  $ 7,286      $ 8,389      $ 13,371
          Foreign..................................   11,707       13,355        17,823
                                                     -------      -------      --------
                                                     $18,993      $21,744      $ 31,194
                                                     -------      -------      --------
                                                     -------      -------      --------
        Deferred:
          Domestic.................................  $ 1,014      $ 3,012      $ (9,378)
          Foreign..................................    2,978        2,557        (1,543)
                                                     -------      -------      --------
                                                     $ 3,992      $ 5,569      $(10,921)
                                                     -------      -------      --------
                                                     -------      -------      --------

     The tax effects of the significant temporary differences which comprise the net deferred tax asset as of December 31, 1993 are as follows:

                                                                            DECEMBER 31,
                                                                              1993
                                                                            --------
        Deferred Taxes Relating to:
          Deferred Tax Liabilities:
             Property, Plant and Equipment and Other Assets...............  $  6,859
             Unremitted Foreign Earnings..................................     5,691
                                                                            --------
          Subtotal Deferred Tax Liabilities...............................    12,550
                                                                            --------
          Deferred Tax (Assets):
             Inventories..................................................    (4,316)
             Accounts Payable and Accrued Liabilities.....................    (5,871)
             Other Long-Term Liabilities..................................    (1,123)
             Cumulative Translation Adjustment............................       (98)
             Other, net...................................................    (3,563)
                                                                            --------
          Subtotal Deferred Tax (Assets)..................................   (14,971)
                                                                            --------
          Net Deferred Tax (Asset)........................................  $ (2,421)
                                                                            --------
                                                                            --------

     A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Keystone has recorded no deferred tax assets for which a valuation reserve is required.

     The major components in 1993 of the deferred tax provision include amounts related to temporary differences between financial and tax reporting methods for inventories of $1,387, reserves and accruals of $(1,859) and restructuring and merger expenses of $3,210. In 1992, the primary components of the deferred tax provision include amounts related to temporary differences between financial and tax reporting methods for inventories of $1,401, depreciation and amortization expense of $1,202 and restructuring and merger expenses of $2,256. In 1991, the primary components of the deferred tax benefit include amounts related to temporary differences between financial and tax reporting methods for inventories of $(1,378), reserves and accruals of $(2,992), unremitted foreign earnings of $(922), and restructuring and merger expenses of $(5,235).

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

     A reconciliation between the actual provision for income taxes and income taxes computed by applying the federal statutory rate follows:

                                                           1993         1992         1991
                                                          -------      -------      -------
    Taxes computed using statutory rate.................  $21,743      $23,750      $14,656
    Foreign losses for which no tax benefit is
      recognized, net...................................    2,029          532        1,398
    Foreign taxes in excess of the U.S. statutory
      rate..............................................       --        1,009           --
    Restructuring charges for which no current benefit
      is available......................................       --           --        2,371
    State income taxes..................................      297          660          752
    Other, net..........................................   (1,084)       1,362        1,096
                                                          -------      -------      -------
      Actual tax provision..............................  $22,985      $27,313      $20,273
                                                          -------      -------      -------
                                                          -------      -------      -------

     The Company made cash tax payments, net of refunds, of approximately $20,651, $26,854 and $25,974 during 1993, 1992 and 1991, respectively.

     Income from continuing operations before income taxes of foreign subsidiaries was $36,215 in 1993, $43,982 in 1992, and $33,989, including $8,235 in restructuring expenses, in 1991.

     The Internal Revenue Service (IRS) has completed its examination of the Company's federal income tax returns for the years 1986 through 1988 and the Company has received an assessment of additional tax. Most issues have been resolved for these years, and the Company is vigorously pursuing administrative remedies for the remaining issues. In addition, the IRS is currently examining the federal income tax returns filed by the Company for the years 1989 and 1990. Management believes that any adjustment that may result from these examinations will not have a material adverse impact on the Company's consolidated financial position or future results of operations.

(7) SHAREHOLDERS' INVESTMENT

     Incentive Stock Plans -- Keystone has a number of restricted stock grant and stock option plans which are incentive stock plans administered by a committee of outside directors for the benefit of the Company's key employees. As of December 31, 1993, 1,434 shares were available for award under these plans.

     Shares issued under the stock grant plans are owned by the employees at the time of grant, subject to certain restrictions, principally continued employment with Keystone for a period to be set by the committee, typically five years. The deferred compensation expense related to the stock grants is being amortized to expense on a straight-line basis over the period of time the stock is restricted, and the unamortized portion is classified as a reduction of shareholders' investment in the accompanying Consolidated Balance Sheets. As of December 31, 1993, there were 309 shares as to which restrictions had not lapsed under the stock grant plans.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

     Stock options are issued at exercise prices which are not less than the fair market value at the date of grant. Information about Keystone's stock option plans for the three years ended December 31, 1993 is set forth below:

                                                                              OPTION PRICE
                                                                    NUMBER        RANGE
                                                                    OF SHARES   PER SHARE
                                                                    ----      -------------
    Options outstanding at December 31, 1990......................   646      10.30 - 21.06
    Options issued................................................   127       7.60 - 24.25
    Options exercised, canceled or converted......................   (96)     10.30 - 24.25
                                                                    ----
    Options outstanding at December 31, 1991......................   677       7.60 - 24.25
    Options issued................................................   190      23.69 - 26.94
    Options exercised, canceled or converted......................  (320)     10.30 - 24.25
                                                                    ----
    Options outstanding at December 31, 1992......................   547       7.60 - 26.94
    Options issued................................................   263      24.63 - 26.75
    Options exercised, canceled or converted......................  (145)      7.60 - 24.88
                                                                    ----
    Options outstanding at December 31, 1993......................   665       8.43 - 26.94
                                                                    ----
                                                                    ----
    Exercisable options at December 31, 1993......................     6      10.90 - 15.05
                                                                    ----
                                                                    ----

     Shareholder Rights Plan -- In June 1990, the Company adopted a Shareholder Rights Plan and declared a dividend of one Depositary Preferred Share purchase right ("Right") for each share of Common Stock outstanding at the close of business on July 2, 1990. Each Right entitles the shareholder to buy from the Company 1/1000 of a share of a new series of preferred stock at an exercise price of $80 per Right. The Board of Directors has authorized 900 preferred shares, designated as Preferred Shares -- Junior Participating Series A, for issuance upon exercise of such Rights. The Rights will not be exercisable unless a party acquires, or announces a tender offer for, beneficial ownership of 20% or more of the Company's Common Stock. The Rights may be redeemed by the Company at a price of $.001 per Right at any time prior to their expiration on March 31, 2000 or any earlier distribution of Rights certificates in accordance with the terms of the plan.

     If a party acquires a 20% or more position in the Company, each Right, except those held by the acquiring party, will entitle its holder to purchase, at the exercise price, Depositary Preferred Shares having a value of two times the $80 exercise price, with each Depositary Preferred Share valued at the market price of a share of Common Stock. In the event the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the exercise price, that number of the acquiring company's common shares having a value of two times the exercise price of the Right.

(8) EARNINGS PER SHARE

     Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. The weighted average number of common shares and common equivalent shares used in computing earnings per share was 35,085, 34,902 and 34,676 in 1993, 1992 and 1991, respectively. There is no significant difference between earnings per share on a primary and a fully diluted basis.

(9) EMPLOYEE BENEFIT PLANS

     Defined Contribution and Benefit Plans -- Keystone has qualified and nonqualified profit sharing and stock bonus plans for employees of its domestic operations. Contributions to these plans, which may be in the form of cash or shares of the Company's stock, are based on a discretionary percentage (as approved by the Board of Directors) of pretax income before profit sharing and stock bonus contributions. Certain foreign subsidiaries and one domestic subsidiary also maintain retirement benefit plans for their employees.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

Keystone's expenses related to these profit sharing, stock bonus and retirement benefit plans were $5,183 in 1993, $5,322 in 1992 and $5,010 in 1991.

     Bonus Plan -- Keystone has incentive bonus plans for certain key employees. The amounts of such bonuses, which are included in selling, general and administrative expenses, were $5,851, $5,689, and $6,669 for 1993, 1992 and 1991, respectively.

     Postretirement Benefit Plans -- Effective January 1, 1991, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" on the immediate recognition basis. The standard requires that the cost of these benefits, primarily health care benefits, be recognized in the financial statements during the employee's service period. The Company controls its obligation for retiree health care by maintaining an unfunded, defined contribution plan for those domestic retirees with at least 25 years of service. Postretirement benefit expenses charged to operating income were $991, $899, and $832 for 1993, 1992, and 1991, respectively.

     Other long-term liabilities included $9,678 and $8,885 at December 31, 1993 and 1992, respectively, related to the long-term obligation for postretirement benefits. Accrued liabilities included $175 at both December 31, 1993 and 1992 related to the current obligation for postretirement benefits.

(10) COMMITMENTS AND CONTINGENCIES

     Litigation -- Keystone and its subsidiaries are engaged in various claims and litigation arising from their operations. In the opinion of management, uninsured losses, if any, resulting from these matters will not have a material adverse impact on the consolidated financial position or future results of operations of the Company.

     Rental Expense -- Rental expense was $6,322, $6,348, and $6,114 for 1993, 1992 and 1991, respectively. The Company has entered into various leases, including an insignificant amount of capital leases, which provide for future minimum lease payments as follows: 1994 -- $5,429; 1995 -- $3,129;
1996 -- $1,351; 1997 -- $749; 1998 -- $329; 1999 and thereafter $2,755.

     Letters of Credit -- At December 31, 1993 and 1992, the Company had outstanding letters of credit of $4,949 and $5,288, respectively.

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a tabulation of the unaudited quarterly results of operations for each of the two years ended December 31, 1993:

                                                           YEAR ENDED DECEMBER 31, 1993
                                                  -----------------------------------------------
                                                                THREE MONTHS ENDED
                                                  -----------------------------------------------
                                                  MARCH 31     JUNE 30      SEPTEMBER 30 DECEMBER 31
                                                  --------     --------     --------     --------
Net Sales.......................................  $127,980     $130,804     $126,356     $131,000
Gross Profit....................................    54,011       56,689       53,625       55,691
% of Net Sales..................................     42.2%        43.3%        42.4%        42.5%
Income Before Change in Accounting Principle....  $  9,721     $ 10,450     $  9,462     $  9,503
% of Net Sales..................................      7.6%         8.0%         7.5%         7.3%
Earnings Per Share Before Change in Accounting
  Principle.....................................  $    .28     $    .30     $    .27     $    .27
Net Income......................................    11,600       10,450        9,462        9,503
% of Net Sales..................................      9.1%         8.0%         7.5%         7.3%
Earnings Per Share..............................  $    .33     $    .30     $    .27     $    .27

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                                                         YEAR ENDED DECEMBER 31, 1992
                                                -----------------------------------------------
                                                              THREE MONTHS ENDED
                                                -----------------------------------------------
                                                MARCH 31     JUNE 30      SEPTEMBER 30 DECEMBER 31
                                                --------     --------     --------     --------
Net Sales.....................................  $128,190     $135,132     $135,137     $129,913
Gross Profit..................................    54,181       58,707       59,002       56,652
% of Net Sales................................     42.3%        43.4%        43.7%        43.6%
Net Income....................................  $  9,354     $ 11,970     $ 11,752     $  9,465
% of Net Sales................................      7.3%         8.9%         8.7%         7.3%
Earnings Per Share............................  $    .27     $    .34     $    .34     $    .27

(12) INDUSTRY AND GEOGRAPHIC AREA INFORMATION

     Industry Segments -- Keystone operates in one dominant industry segment which involves the design, manufacture and marketing of flow control products.

     Geographic Segments -- Keystone's export sales, other than those intercompany sales reported below as sales between geographic areas, are not significant. Sales between geographic areas consist of sales of finished products, raw materials and unfinished products which are sold at adjusted market prices. Keystone does not derive more than 10% of its revenue from any single customer. Corporate assets consist primarily of cash, certificates of deposit and other assets.

     Keystone's geographic area data for each of the three years ended December 31, 1993 are as follows:

                                                                      NORTH &
                                                EUROPE,                SOUTH
                                                 MIDDLE               AMERICA
                                      UNITED     EAST &     ASIA-      EXCEPT
                                      STATES     AFRICA    PACIFIC    THE U.S.   ELIMINATIONS CONSOLIDATED
                                     --------   --------   --------   --------   --------   --------
1993
Sales to unaffiliated customers....  $228,236   $150,593   $103,910   $ 33,401   $     --   $516,140
Sales between geographic areas.....    27,402     20,244      3,959      1,475    (53,080)        --
                                     --------   --------   --------   --------   --------   --------
Net sales..........................  $255,638   $170,837   $107,869   $ 34,876   $(53,080)  $516,140
                                     --------   --------   --------   --------   --------   --------
                                     --------   --------   --------   --------   --------   --------
Operating income...................  $ 30,746   $ 29,082   $ 19,252   $  3,557   $     --   $ 82,637
General corporate expenses.........                                                          (11,974)
Other, net.........................                                                           (8,542)
                                                                                            --------
Income before income taxes and
  change in accounting principle...                                                         $ 62,121
                                                                                            --------
                                                                                            --------
Identifiable assets................   183,280    117,604     99,260     25,667         --   $425,811
Corporate assets...................                                                           30,689
                                                                                            --------
Total assets.......................                                                         $456,500
                                                                                            --------
                                                                                            --------
1992
Sales to unaffiliated customers....  $223,597   $177,618   $ 93,389   $ 33,768   $     --   $528,372
Sales between geographic areas.....    18,960     20,080      2,771        519    (42,330)        --
                                     --------   --------   --------   --------   --------   --------
Net sales..........................  $242,557   $197,698   $ 96,160   $ 34,287   $(42,330)  $528,372
                                     --------   --------   --------   --------   --------   --------
                                     --------   --------   --------   --------   --------   --------
Operating income...................  $ 30,320   $ 38,946   $ 17,773   $  4,507   $     --   $ 91,546
General corporate expenses.........                                                          (11,215)
Other, net.........................                                                          (10,477)
                                                                                            --------
Income before income taxes.........                                                         $ 69,854
                                                                                            --------
                                                                                            --------
Identifiable assets................   165,350    124,286     82,530     22,222         --   $394,388
Corporate assets...................                                                           43,711
                                                                                            --------
Total assets.......................                                                         $438,099
                                                                                            --------
                                                                                            --------

                                             (Table continued on following page)

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                                                                      NORTH &
                                                EUROPE,                SOUTH
                                                 MIDDLE               AMERICA
                                      UNITED     EAST &     ASIA-      EXCEPT
                                      STATES     AFRICA    PACIFIC    THE U.S.   ELIMINATIONS CONSOLIDATED
                                     --------   --------   --------   --------   --------   --------
1991
Sales to unaffiliated customers....  $230,133   $171,984   $ 83,696   $ 34,683   $     --   $520,496
Sales between geographic areas.....    22,231     17,841      3,367        892    (44,331)        --
                                     --------   --------   --------   --------   --------   --------
Net sales..........................  $252,364   $189,825   $ 87,063   $ 35,575   $(44,331)  $520,496
                                     --------   --------   --------   --------   --------   --------
                                     --------   --------   --------   --------   --------   --------
Operating income before
  restructuring and merger
  expenses.........................  $ 33,979   $ 34,779   $ 15,619   $  6,892   $     --   $ 91,269
Restructuring and merger
  expenses.........................   (12,137)    (8,235)        --         --         --    (20,372)
                                     --------   --------   --------   --------   --------   --------
Operating income...................    21,842     26,544     15,619      6,892         --     70,897
General corporate expenses,
  including $2,000 of restructuring
  and merger expenses..............                                                          (16,633)
Other, net.........................                                                          (11,157)
                                                                                            --------
Income before income taxes and
  change in accounting principle...                                                         $ 43,107
                                                                                            --------
                                                                                            --------
Identifiable assets................   177,375    146,052     85,502     20,213         --   $429,142
Corporate assets...................                                                           29,610
                                                                                            --------
Total assets.......................                                                         $458,752
                                                                                            --------
                                                                                            --------

(13) OTHER ASSETS

     The following presents details of other assets, including certain prior year reclassifications which have been made to conform with current year presentation, at December 31, 1993 and 1992:

                                                                        1993        1992
                                                                       -------     -------
    Intangible assets, net of accumulated amortization of $18,987 in
      1993 and $15,773 in 1992.......................................  $20,413     $20,519
    Goodwill, net of accumulated amortization of $3,162 in 1993 and
      $2,810 in 1992.................................................    7,592       5,687
    Deferred tax assets..............................................    2,421       2,662
    Other............................................................   11,477       7,724
                                                                       -------     -------
                                                                       $41,903     $36,592
                                                                       -------     -------
                                                                       -------     -------

(14) ACCRUED LIABILITIES

     The following presents details of accrued liabilities at December 31, 1993 and 1992:

                                                                        1993        1992
                                                                       -------     -------
    Accrued wages, commissions and benefits..........................  $21,767     $21,269
    Accrued restructuring and merger expenses........................    5,401      11,327
    Other............................................................   27,365      28,663
                                                                       -------     -------
                                                                       $54,533     $61,259
                                                                       -------     -------
                                                                       -------     -------

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

(15) SUPPLEMENTARY INCOME STATEMENT INFORMATION

     The following presents selected income statement information for the years ended:

                                                              1993        1992        1991
                                                             ------      ------      ------
    Maintenance and repairs................................  $4,616      $4,777      $4,936
    Taxes, other than payroll and income taxes.............   3,860       4,232       3,575
    Advertising costs......................................   3,832       4,329       5,469

                                                                      SCHEDULE V

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                         PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (AMOUNTS IN THOUSANDS)

                                        BALANCE                                           BALANCE
                                           AT                     SALES      RECLASSIFICATIONS    AT
                                        BEGINNING                  AND         AND          END
            CLASSIFICATION              OF YEAR      ADDITIONS(2) RETIREMENTS OTHER(1)    OF YEAR
- --------------------------------------  --------     -------     -------     --------     --------
Year Ended December 31, 1991
  Land................................  $ 19,613     $ 1,214     $    --     $    390     $ 21,217
  Buildings and improvements..........    61,252      15,392         723        3,932       79,853
  Machinery and equipment.............   123,765      19,043       2,473       13,627      153,962
                                        --------     -------     -------     --------     --------
                                        $204,630     $35,649     $ 3,196     $ 17,949     $255,032
                                        --------     -------     -------     --------     --------
                                        --------     -------     -------     --------     --------
Year Ended December 31, 1992
  Land................................  $ 21,217     $ 2,381     $   458     $   (743)    $ 22,397
  Buildings and improvements..........    79,853       3,432       2,225       (3,998)      77,062
  Machinery and equipment.............   153,962      13,724       4,704       (5,432)     157,550
                                        --------     -------     -------     --------     --------
                                        $255,032     $19,537     $ 7,387     $(10,173)    $257,009
                                        --------     -------     -------     --------     --------
                                        --------     -------     -------     --------     --------
Year Ended December 31, 1993
  Land................................  $ 22,397     $   744     $   587     $    199     $ 22,753
  Buildings and improvements..........    77,062       9,361       4,225         (761)      81,437
  Machinery and equipment.............   157,550      23,534       7,474       (2,910)     170,700
                                        --------     -------     -------     --------     --------
                                        $257,009     $33,639     $12,286     $ (3,472)    $274,890
                                        --------     -------     -------     --------     --------
                                        --------     -------     -------     --------     --------

- ---------------

(1) Includes the change in asset cost due to application of Statement No. 52 of the Financial Accounting Standards Board regarding foreign currency translation. Also, 1991 includes assets acquired in pooling transactions of $18,090.

(2) Includes assets acquired in purchase transactions of $2,076, $1,294 and $799 in 1993, 1992 and 1991, respectively.

  The notes to consolidated financial statements are an integral part of this schedule.

                                                                     SCHEDULE VI

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

           ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                             (AMOUNTS IN THOUSANDS)

                                        BALANCE                                           BALANCE
                                           AT                     SALES      RECLASSIFICATIONS    AT
                                        BEGINNING                  AND         AND          END
            CLASSIFICATION              OF YEAR      ADDITIONS(1) RETIREMENTS OTHER(2)    OF YEAR
- --------------------------------------  --------     -------     -------     --------     --------
Year Ended December 31, 1991
  Buildings and improvements..........  $ 17,099     $ 3,315     $   319     $  1,549     $ 21,644
  Machinery and equipment.............    78,797      14,351       1,966       10,585      101,767
                                        --------     -------     -------     --------     --------
                                        $ 95,896     $17,666     $ 2,285     $ 12,134     $123,411
                                        --------     -------     -------     --------     --------
                                        --------     -------     -------     --------     --------
Year Ended December 31, 1992
  Buildings and improvements..........  $ 21,644     $ 3,647     $ 1,303     $   (344)    $ 23,644
  Machinery and equipment.............   101,767      15,670       4,156       (3,890)     109,391
                                        --------     -------     -------     --------     --------
                                        $123,411     $19,317     $ 5,459     $ (4,234)    $133,035
                                        --------     -------     -------     --------     --------
                                        --------     -------     -------     --------     --------
Year Ended December 31, 1993
  Buildings and improvements..........  $ 23,644     $ 3,666     $ 2,416     $   (637)    $ 24,257
  Machinery and equipment.............   109,391      14,471       5,780       (2,302)     115,780
                                        --------     -------     -------     --------     --------
                                        $133,035     $18,137     $ 8,196     $ (2,939)    $140,037
                                        --------     -------     -------     --------     --------
                                        --------     -------     -------     --------     --------

- ---------------

(1) The annual straight-line depreciation rates generally in use are as follows:

                Buildings and improvements...........................   3 1/3%-20%
                Machinery and equipment..............................     10%-33%

(2) Represents primarily the change in accumulated depreciation due to application of Statement No. 52 of the Financial Accounting Standards Board regarding foreign currency translation. Also, 1991 includes $11,751 in accumulated depreciation of assets acquired in pooling transactions.

  The notes to consolidated financial statements are an integral part of this schedule.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors,
Keystone International, Inc.:

     We have audited the accompanying consolidated balance sheets of Keystone International, Inc. (a Texas corporation) and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in shareholders' investment and cash flows for each of the three years in the period ended December 31, 1993. These consolidated financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keystone International, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

     As explained in Note 6 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes. As explained in Note 9 to the consolidated financial statements, effective January 1, 1991, the Company changed its method of accounting for postretirement benefit obligations.

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of financial statements and schedules are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN & CO.

February 4, 1994
Houston, Texas