Form 10-Q
period 1994-03-31
KEYSTONE INTERNATIONAL INC
filed 1994-05-04
CIK 55642

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                         COMMISSION FILE NUMBER 0-2115



                          KEYSTONE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

               TEXAS                                     74-1058689
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

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

                            YES  X           NO ___


         As of April 26, 1994, the number of shares of common stock outstanding was 35,189,522 excluding 604,920 treasury shares.

================================================================================

                                     PART I

                             FINANCIAL INFORMATION

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                             ----------------------------------
                                                               1994                    1993
                                                             --------                --------
         Net Sales                                            $121,662               $127,980
                                                              --------               --------
         Cost and Operating Expenses:
             Cost of sales                                      71,117                 73,969
             Selling, general and administrative                36,981                 35,866
                                                              --------               --------

         Operating Income                                       13,564                 18,145

         Other (Income) Expenses:
             Interest expense                                    1,244                  1,442
             Interest income                                      (279)                  (566)
             Translation loss                                      326                    440
             Other, net                                            609                  1,150
                                                              --------               --------

         Income before Income Taxes and
             Change in Accounting Principle                     11,664                 15,679

         Provision for Income Taxes                              4,432                  5,958
                                                              --------               --------

         Income before Change in
          Accounting Principle                                   7,232                  9,721

         Cumulative Effect of Change
          in Accounting Principle                                  --                   1,879
                                                              --------               --------

         Net Income                                           $  7,232               $ 11,600
                                                              ========               ========

         Weighted Average Outstanding
          and Equivalent Shares                                 35,183                 34,995
                                                              ========               ========

         Earnings Per Share:
           Continuing Operations                              $    .21               $    .28
           Cumulative Effect of Change
             in Accounting Principle                               -                      .05
                                                              --------               --------

           Total                                              $    .21               $    .33
                                                              ========               ========

         Cash Dividends Per Share                             $   .185               $    .18
                                                              ========               ========


   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                                   MARCH 31,           DECEMBER 31,
                                                     1994                  1993
                                                 -----------           ------------
                                                  (UNAUDITED)            (AUDITED)
ASSETS

Current Assets:
   Cash and cash equivalents                        $ 12,131               $ 19,873
   Receivables                                       119,190                119,750
   Inventories                                       142,681                134,608
   Prepayments and other                               7,207                  5,513
                                                    --------               --------
                                                     281,209                279,744
                                                    --------               --------


Property, Plant and Equipment,
 at cost                                             285,034                274,890
Less - Accumulated Depreciation                      145,194                140,037
                                                    --------               --------
                                                     139,840                134,853
                                                    --------               --------

Other Assets                                          39,270                 41,903
                                                    --------               --------
                                                    $460,319               $456,500
                                                    ========               ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
   Current maturities and short-term
    bank borrowings                                 $ 11,014               $  9,160
   Accounts payable and accrued
    liabilities                                       87,170                 89,719
   Income taxes payable                                6,918                  9,038
                                                    --------               --------
                                                     105,102                107,917
                                                    --------               --------

Long-Term Debt                                        63,222                 62,300
                                                    --------               --------

Deferred Income Taxes                                  1,161                   -
Other Long-Term Liabilities                           16,033                 15,651
                                                    --------               --------
                                                      17,194                 15,651
                                                    --------               --------

Shareholders' Investment:
   Common stock, $1.00 par value
    50 million shares authorized                      35,793                 35,777
   Additional paid-in capital                        110,505                110,231
   Retained earnings                                 139,276                138,550
   Treasury stock, at cost                            (9,543)                (9,535)
   Unamortized restricted stock
    grant expense                                     (3,819)                (4,209)
   Foreign currency translation
    adjustments                                        2,589                   (182)
                                                    --------               --------
                                                     274,801                270,632
                                                    --------               --------
                                                    $460,319               $456,500
                                                    ========               ========

   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            --------------------------
                                                             1994                1993
                                                            -------             ------
Cash Flows From Operating Activities:
                   Net Income                               $ 7,232            $11,600
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                            4,709              4,333
      Amortization                                            1,439              1,516
      Increase in deferred taxes                              3,070                798
      Loss (gain) on sale of property, plant
         and equipment, net                                  (1,149)                39
      Cumulative effect of change in
         accounting principle                                   --              (1,879)
      Decrease (increase) in receivables                      2,846             (8,390)
      Increase in prepayments and other assets               (1,993)              (240)
      Decrease (increase) in inventories                     (6,275)             1,098
      Increase (decrease) in accounts payable
         and other liabilities                               (4,399)               583
      Increase (decrease) in income taxes payable            (2,409)             1,818
                                                            -------            -------
Net Cash Provided by Operating Activities                     3,071             11,276
                                                            -------            -------
Cash Flows From Investing Activities:
      Purchases of property, plant and equipment             (8,251)            (4,991)
      Proceeds from sale of property, plant
        and equipment                                         2,110                314
                                                             ------            -------
Net Cash Used by Investing Activities                        (6,141)            (4,677)
                                                             ------            -------
Cash Flows From Financing Activities:
      Increase in short-term borrowings                       1,424                 71
      Payments of long-term debt                               (389)              (351)
      Proceeds from long-term borrowings                        372                 -
      Cash dividends paid                                    (6,327)            (5,957)
      Proceeds from stock plans and other                       279                422
                                                            -------            -------
Net Cash Used by Financing Activities                        (4,641)            (5,815)
                                                            -------            -------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                          (31)                68
                                                            -------            -------
Increase (Decrease) in Cash and Cash
  Equivalents                                                (7,742)               852
                                                            -------            -------
Cash and Cash Equivalents at Beginning
 of Period                                                   19,873             29,390
                                                            -------            -------
Cash and Cash Equivalents at End of Period                  $12,131            $30,242
                                                            =======            =======

     Supplemental Disclosures:
         Cash payments for income taxes                     $ 5,469            $ 3,901
         Cash payments for interest                             376                344




   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                            MARCH 31, 1994 AND 1993


(1)    BASIS FOR PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS

   The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. All adjustments which are in the opinion of management necessary to present a fair statement of the results of the interim periods have been included. It is suggested these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Form 10-K.

(2)    ESTIMATES INVOLVED IN PREPARING THE CONSOLIDATED FINANCIAL
       STATEMENTS

   The Company's interim financial statements are prepared in accordance with the same accounting policies followed at year-end. Certain items in the financial statements can be determined on an interim basis only by making accounting estimates. The accuracy of such amounts is dependent upon facts that will exist and procedures that will be accomplished by the Company later in the year. Several of the significant accounting estimates related to the accompanying interim financial statements are set forth below.

   Inventories -

   The Company performs physical counts of its inventories at various times during the year. The amounts reflected as raw materials and parts, work-in-process, and components, sub-assemblies and finished goods as of March 31, 1994 and 1993, and thereby the related amounts for cost of sales, have been determined using the Company's normal accounting procedures. Past experience of the Company would indicate that no significant adjustment would be required should an actual count of the inventories have been made.

   The majority of the Company's domestic inventories (approximately 40% percent of consolidated inventories at December 31, 1993) are priced at cost using the LIFO (last-in, first-out) method. Since amounts for inventories under the LIFO method are based upon computations determined at year-end, the inventory at March 31, 1994 has been based on certain estimates of quantities and costs at December 31, 1994.

   Inventories at March 31, 1994 and December 31, 1993 are comprised of the following:

                                             MARCH 31,       DECEMBER 31,
                                               1994             1993
                                             ---------       ------------

Raw  materials and parts                     $ 11,936          $ 11,450
Work-in-process                                23,936            17,120
Components, sub-assemblies
  and finished goods                          110,524           109,763
Less:  LIFO Adjustment                         (3,715)           (3,725)
                                             --------          --------
                                             $142,681          $134,608
                                             ========          ========



   Income Taxes -

   The Company provides for income taxes for an interim period by making, at the end of the interim period, an estimate of the effective tax rate expected to be applicable for the full year, and applying that rate to the current year-to-date income before taxes.

(3)    FOREIGN CURRENCY TRANSLATION

   An analysis of changes in the foreign currency translation adjustments included in Shareholders' Investment is as follows:

   Balance as of December 31, 1993                                  $ (182)
   Currency translation adjustments                                  4,300
   Income tax adjustments                                           (1,529)
                                                                    ------
   Balance as of March 31, 1994                                     $2,589
                                                                    ======

(4)    EARNINGS PER SHARE

   Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. There is no significant difference between earnings per share on a primary and a fully diluted basis.

(5)    CHANGE IN ACCOUNTING PRINCIPLE

   In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 -- "Accounting for Income Taxes." The impact of the adoption of SFAS No. 109 was to increase earnings by $1,879, or $.05 per share, and is fully disclosed in Note 5 to the Consolidated Financial Statements in the Company's First Quarter 1993 Form 10-Q.

                MANAGEMENT'S DISCUSSION OF RESULTS OF OPERATIONS
                      AND ANALYSIS OF FINANCIAL CONDITION



       The following table sets forth for the periods indicated (i) percentages which certain items reflected in the accompanying consolidated statements of income bear to total net sales of the Company and (ii) the percentage increase or decrease of amounts of such items as compared to the corresponding prior year period.


                                                            THREE MONTHS
                                                           ENDED MARCH 31,
                                                       -----------------------
                                                         PERCENTAGE
                                                        OF NET SALES          %
                                                       ---------------       INC.
                                                       1994       1993      (DEC.)
                                                       ----       ----      ------
Net Sales                                              100.0      100.0       (4.9)

Cost and Operating Expenses:
  Cost of sales                                         58.5       57.8       (3.9)
  Selling, general and administrative                   30.4       28.0        3.1

Operating income                                        11.1       14.2      (25.2)

Other (Income) Expenses:
  Interest expense                                       1.0        1.1      (13.7)
  Interest income                                        (.3)       (.4)     (50.7)
  Translation loss                                        .3         .3      (25.9)
  Other, net                                              .5         .9      (47.0)

Income Before Income Taxes and
 Change in Accounting Principle                          9.6       12.3      (25.6)
Provision for Income Taxes                               3.7        4.7      (25.6)
Income Before Change in
 Accounting Principle                                    5.9        7.6      (25.6)

Cumulative Effect of Change
 in Accounting Principle                                   -        1.5          *
Net Income                                               5.9        9.1      (37.7)


* not meaningful

RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS)

         Net sales for the three-month period ended March 31, 1994 decreased 4.9% over the same period of the prior year. Shown below is an analysis of net sales.


                                                           THREE MONTHS ENDED
                                                             MARCH 31, 1994
                                                             --------------

                                                        Inc. (Dec.) in Net Sales
                                                        ------------------------
                                                        $                   %
                                                        -----              -----
  Domestic:
    Internal Decrease                                   $(6,447)           (11.2)
                                                        -------            -----

  International:
    Internal Decrease                                    (3,106)            (4.4)
    Exchange Rate Effect                                   (858)            (1.2)
                                                        -------
    Total International                                  (3,964)            (5.6)
                                                        -------

  Acquisitions                                            4,093                *
                                                        -------

  Total Sales Decrease                                  $(6,318)            (4.9)
                                                        =======

*Percentage not meaningful

         For the three months ended March 31, 1994, cost of sales as a percentage of net sales increased to 58.5% from 57.8% a year ago. The decrease in gross profit as a percentage of sales was primarily due to increased price competition in the industrial valve product line and a decrease in higher margin sales of certain product lines.

         Selling, general and administrative expenses for the three months ended March 31, 1994 increased 3.1% compared to the same period in 1993. The increase, as a result of higher selling expenses, is primarily attributable to additional sales offices and sales personnel in the Asia-Pacific Region.

         Interest expense for the three months ended March 31, 1994 decreased compared to the same period in 1993, primarily due to the effect of lower interest rates. Interest income for the quarter ended March 31, 1994 decreased primarily due to a decrease in average funds available for investment.

         Other expense represents primarily amortization of intangible assets and debt costs, as well as exchange gains and losses related to currency fluctuations. In the three-month period ended March 31, 1994, other expense also included a gain of $698 related to the disposition of an inoperative facility in Germany.

         The Company's effective income tax rate was 38% for the quarter ended March 31, 1994, unchanged from the corresponding period a year ago.

         The Company's restructuring plans are continuing as scheduled. To date, approximately 80% of the restructuring provision has been utilized. The Company believes the remaining restructuring reserves, which are expected to be utilized during 1994, are sufficient to cover the restructuring projects which are still in process.


LIQUIDITY AND CAPITAL RESOURCES (AMOUNTS IN THOUSANDS)

         At March 31, 1994, the Company had working capital of $176,107 compared to $171,827 at December 31, 1993. Management is not aware of any potential impairments to the Company's liquidity and believes its internal and external sources of cash will provide the necessary funds with which to meet its expected obligations.

                                    PART II

                               OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits.

                        None.

               (b)      Reports on Form 8-K.

                        None.

                                   SIGNATURES




       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




                                           KEYSTONE INTERNATIONAL, INC.



DATE:  MAY 2, 1994                         By:     /s/ Mark E. Baldwin
                                              ---------------------------------
                                                 Principal Financial Officer
                                                 and Duly Authorized Officer