Form 10-Q
period 1994-06-30
KEYSTONE INTERNATIONAL INC
filed 1994-08-09
CIK 55642

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

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

                            YES   X           NO
                                -----            -----

         As of August 3, 1994 the number of shares of common stock outstanding was 35,237,052 excluding 584,142 treasury shares.


================================================================================

                                     PART I

                            FINANCIAL INFORMATION

                KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                   THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                   ------------------                   ----------------
                                                        JUNE 30,                            JUNE 30,
                                                        --------                            --------
                                                 1994           1993                 1994             1993
                                                 ----           ----                 ----             ----
Net Sales                                     $133,105         $130,804            $254,767         $258,784
                                              --------         --------            --------         --------

Cost and Expenses:
   Cost of sales                                77,096           74,115             148,213          148,084
   Selling, general
     and administrative                         39,201           37,605              76,182           73,471
   Plant closure and related
     costs                                       4,000             -                  4,000             -
   Interest expense                              1,409            1,525               2,653            2,967
   Interest income                                (753)            (378)             (1,032)            (944)
   Translation loss                                406              628                 732            1,068
   Other, net                                   (3,112)             454              (2,503)           1,604
                                              --------         --------            --------         --------

Income before Income Taxes
  and Change in Accounting
  Principle                                     14,858           16,855              26,522           32,534

Provision for Income Taxes                       5,646            6,405              10,078           12,363
                                              --------         --------            --------         --------

Income before Change in
  Accounting Principle                           9,212           10,450              16,444           20,171

Cumulative Effect of Change
  in Accounting Principle                         -                -                   -               1,879
                                              --------         --------            --------         --------

Net Income                                    $  9,212         $ 10,450            $ 16,444         $ 22,050
                                              ========         ========            ========         ========

Weighted Average Outstanding
  and Equivalent Shares                         35,243           35,042              35,213           35,018
                                              ========         ========            ========         ========

Earnings Per Share:
   Continuing Operations                      $    .26         $    .30            $    .47         $    .58
   Cumulative Effect of Change
     in Accounting Principle                      -                -                    -                .05
                                              --------         --------            --------         --------

  Total                                       $    .26         $    .30            $    .47         $    .63
                                              ========         ========            ========         ========

Cash Dividends Per Share                      $   .185         $    .18            $    .37         $    .36
                                              ========         ========            ========         ========

   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)


                                                                    JUNE 30,                    DECEMBER 31,
                                                                      1994                          1993
                                                                 -------------                  ------------
                                                                  (UNAUDITED)                    (AUDITED)
ASSETS

Current Assets:
   Cash and cash equivalents                                       $ 15,638                       $ 19,873
   Receivables                                                      128,012                        119,750
   Inventories                                                      151,413                        134,608
   Prepayments and other                                              6,006                          5,513
                                                                   --------                       --------
                                                                    301,069                        279,744
                                                                   --------                       --------

Property, Plant and Equipment,
 at cost                                                            292,779                        274,890
Less - Accumulated Depreciation                                     149,209                        140,037
                                                                   --------                       --------
                                                                    143,570                        134,853
                                                                   --------                       --------

Other Assets                                                         37,319                         41,903
                                                                   --------                       --------
                                                                   $481,958                       $456,500
                                                                   ========                       ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
   Current maturities and short-term
    bank borrowings                                                $ 13,981                       $  9,160
   Accounts payable and accrued
    liabilities                                                      96,924                         89,719
   Income taxes payable                                               7,226                          9,038
                                                                   --------                       --------
                                                                    118,131                        107,917
                                                                   --------                       --------

Long-Term Debt                                                       64,911                         62,300
                                                                   --------                       --------

Other Long-Term Liabilities                                          17,292                         15,651
                                                                   --------                       --------

Shareholders' Investment:
   Common stock, $1.00 par value
    50 million shares authorized                                     35,814                         35,777
   Additional paid-in capital                                       110,892                        110,231
   Retained earnings                                                142,537                        138,550
   Treasury stock, at cost                                           (8,773)                        (9,535)
   Unamortized restricted stock
    grant expense                                                    (4,440)                        (4,209)
   Foreign currency translation
    adjustments                                                       5,594                           (182)
                                                                   --------                       --------
                                                                    281,624                        270,632
                                                                   --------                       --------
                                                                   $481,958                       $456,500
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

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       SIX MONTHS ENDED
                                                                                       ----------------
                                                                                           JUNE 30,
                                                                                           --------
                                                                                    1994               1993
                                                                                    ----               ----
Cash Flows From Operating Activities:
  Net Income                                                                       $16,444            $22,050
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                                                    9,885              8,908
     Amortization                                                                    2,776              3,284
     Increase (decrease) in deferred taxes                                          (1,066)               900
     Loss (gain) on sale of property, plant and
       equipment, net                                                               (5,856)                78
     Cumulative effect of change in
       accounting principle                                                           -                (1,879)
     Increase in receivables                                                        (3,125)            (8,934)
     Decrease (increase) in prepayments and
      other assets                                                                     804             (2,604)
     Decrease (increase) in inventories                                            (11,922)             1,037
     Increase (decrease) in accounts payable
       and other liabilities                                                         4,579             (2,402)
     Decrease in income taxes payable                                               (2,355)              (466)
                                                                                   -------            -------
Net Cash Provided by Operating Activities                                           10,164             19,972
                                                                                   -------            -------
Cash Flows From Investing Activities:
  Purchases of property, plant and equipment                                       (18,263)           (13,656)
  Proceeds from sale of property, plant
   and equipment                                                                    10,011                676
  Proceeds from long-term investments                                                 -                   196
                                                                                   -------            -------
Net Cash Used by Investing Activities                                               (8,252)           (12,784)
                                                                                   -------            -------
Cash Flows From Financing Activities:
  Increase in short-term borrowings                                                  4,751              1,042
  Payments of long-term debt                                                        (1,390)            (1,607)
  Proceeds from long-term borrowings                                                 2,133                353
  Cash dividends paid                                                              (12,841)           (12,249)
  Proceeds from stock plans and other                                                1,185              1,172
                                                                                   -------            -------
Net Cash Used by Financing Activities                                               (6,162)           (11,289)
                                                                                   -------            -------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                                                  15                 64
                                                                                   -------            -------
Decrease in Cash and Cash Equivalents                                               (4,235)            (4,037)
                                                                                   -------            -------
Cash and Cash Equivalents at Beginning
  of Period                                                                         19,873             29,390
                                                                                   -------            -------
Cash and Cash Equivalents at End of Period                                         $15,638            $25,353
                                                                                   =======            =======

       Supplemental Disclosures:
            Cash payments for income taxes                                        $ 14,214            $12,226
            Cash payments for interest                                               2,306              2,779


   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                            JUNE 30, 1994 AND 1993

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

       Inventories -

       The Company performs physical counts of its inventories at various times during the year. The amounts reflected as raw materials and parts, work-in-process, and components, sub-assemblies and finished goods as of June 30, 1994 and 1993, and thereby the related amounts for cost of sales, have been determined using the Company's normal accounting procedures. Past experience of the Company would indicate that no significant adjustment would be required should an actual count of the inventories have been made.

       The majority of the Company's domestic inventories (approximately 40% of consolidated inventories at December 31, 1993) are priced at cost using the LIFO (last-in, first-out) method. Since amounts for inventories under the LIFO method are based upon computations determined at year-end, the inventory at June 30, 1994 has been based on certain estimates of quantities and costs at December 31, 1994.

       Inventories at June 30, 1994 and December 31, 1993 are comprised of the following:

                                                                      JUNE 30,              DECEMBER 31,
                                                                        1994                    1993
                                                                     ----------             ------------
   Raw materials and parts                                            $ 14,548                $ 11,450
   Work-in-process                                                      25,637                  17,120
   Components, sub-assemblies
       and finished goods                                              114,704                 109,763
   Less:  LIFO Adjustment                                               (3,476)                 (3,725)
                                                                      --------                --------
                                                                      $151,413                $134,608
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

(3)      FOREIGN CURRENCY TRANSLATION

         An analysis of changes in the foreign currency translation adjustments included in Shareholders' Investment is as follows:

         Balance as of December 31, 1993           $  (182)
         Currency translation adjustments            8,939
         Income tax adjustments                     (3,163)
                                                   -------
         Balance as of June 30, 1994               $ 5,594
                                                   =======

(4)      PLANT CLOSURE AND RELATED COSTS

         Plant closure costs of $4,000 were recognized in the second quarter of 1994 for the closure of a manufacturing facility in Indiana. The current quarter charge includes $2,710 related to termination pay and to disposition of the Company's pension obligations for the facility. The remainder of the accrual reflects the book value of fixed assets at the facility that will not be recovered, as well as estimates of the costs associated with moving the facility's manufacturing operations to other locations. Approximately 155 employees from the plant will be terminated, of which 58% are hourly workers involved in the manufacturing process and 42% are involved in engineering and administrative functions. Approximately 130 of these positions will be moved to other locations. The Company anticipates that it will recognize further charges of approximately $4,000 associated with this decision over the next year as related incremental costs are incurred, primarily at the facilities to which operations are being transferred.

(5)      EARNINGS PER SHARE

         Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. There is no significant difference between earnings per share on a primary and a fully diluted basis.

(6)      CHANGE IN ACCOUNTING PRINCIPLE

         In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 -- "Accounting for Income Taxes." The impact of the adoption of SFAS No. 109 was to increase earnings by $1,879, or $.05 per share, and is fully disclosed in Note 5 to the Consolidated Financial Statements in the Company's First Quarter 1993 Form 10-Q.

(7)      SALE OF FACILITY

         A gain of $4,652 related to the sale of the Company's former facility in South Korea was recognized in "Other, net" in the second quarter of 1994.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



       The following table sets forth for the periods indicated (i) percentages which certain items reflected in the accompanying consolidated statements of income bear to total net sales of the Company and (ii) the percentage increase or decrease of amounts of such items as compared to the corresponding prior year period.



                            THREE MONTHS             SIX MONTHS
                            ENDED JUNE 30,          ENDED JUNE 30,
                        ---------------------   ---------------------
                         PERCENTAGE              PERCENTAGE
                        OF NET SALES     %      OF NET SALES     %
                        ------------    INC.    ------------    INC.
                        1994    1993   (DEC.)   1994    1993   (DEC.)
                        ----    ----   ------   ----    ----   ------
Net Sales               100.0   100.0     1.8   100.0   100.0   (1.6)

Cost and Expenses:
  Cost of sales          57.9    56.7     4.0    58.2    57.2     .1
  Selling, general and
   administrative        29.5    28.7     4.2    29.9    28.4    3.7
  Plant closure and
   related costs          3.0      -       *      1.6      -      *
  Interest expense        1.0     1.2    (7.6)    1.0     1.1  (10.6)
  Interest income         (.6)    (.3)   99.2     (.4)    (.3)   9.3
  Translation loss         .3      .5   (35.4)     .3      .4  (31.5)
  Other, net             (2.3)     .3      *     (1.0)     .6     *

Income before Income
 Taxes and Change in
 Accounting Principle    11.2    12.9   (11.8)   10.4    12.6  (18.5)

Provision for
 Income Taxes             4.3     4.9   (11.9)    3.9     4.8  (18.5)

Income before Change in
 Accounting Principle     6.9     8.0   (11.8)    6.5     7.8  (18.5)

Cumulative Effect of
 Change in Accounting
 Principle                 -       -       *       -       .7     *
Net Income                6.9     8.0   (11.8)    6.5     8.5  (25.4)




* not meaningful

RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS)

     Net sales for the three and six month periods ended June 30, 1994 increased 1.8% and decreased 1.6%, respectively, over the same periods of the prior year. Shown below is an analysis of net sales.


                          THREE MONTHS ENDED               SIX MONTHS ENDED
                            JUNE 30, 1994                   JUNE 30, 1994
                          ------------------               ----------------

                       INC. (DEC.) IN NET SALES        INC. (DEC.) IN NET SALES
                       ------------------------        ------------------------
                            $            %                   $            %
                          -----        -----               -----        -----
  Domestic:
   Internal Decrease      $(2,837)      (4.8)            $  (9,285)     (7.9)
                          -------                        ---------
  International:
   Internal Growth/
    (Decrease)              1,663        2.3                (1,444)     (1.0)
   Exchange Rate
    Effect                   (533)       (.7)               (1,391)     (1.0)
                          -------                        ---------
   Total International      1,130        1.6                (2,835)     (2.0)
                          -------                        ---------
  Acquisitions              4,008         *                  8,103        *
                          -------                        ---------
  Total Net Sales
    Increase (Decrease)   $ 2,301        1.8             $  (4,017)     (1.6)
                          =======                        =========

*Percentage not meaningful

    For the three months ended June 30, 1994, cost of sales as a percentage of net sales increased to 57.9% from 56.7% a year ago. For the six months ended June 30, 1994, cost of sales as a percentage of net sales increased to 58.2% from 57.2% in 1993. These increases were primarily due to increased price competition in the industrial valve product line, primarily in North America and Europe. Also, the Company experienced a decrease in sales of certain higher margin product lines.

    Selling, general and administrative expenses for the three and six month periods ended June 30, 1994 increased 4.2% and 3.7%, respectively, compared to the same periods in 1993 as a result of additional sales and administrative personnel in the Asia Pacific region, an increase in information systems expenses incurred in connection with various systems implementations and also higher commissions and bonus expense in certain regions.

    The three and six month periods ended June 30, 1994 include a non-recurring charge of $4,000 for closure of a manufacturing facility in Indiana. Kunkle and Lonergan product lines will be transferred to other locations where similar manufacturing processes exist. The relocation of these operations to other facilities is primarily focused on reducing administrative as well as production costs of spring actuation safety relief valves and improving our ability to respond to customer needs as related to these product lines. Improvement in these two factors is regarded as the primary requirement for enhancing the Company's competitive position in a market where price competition is becoming an increasingly important element.

    The $4,000 non-recurring charge includes $2,710 related to termination pay and to disposition of the Company's pension obligations for the facility. The remainder of the accrual reflects the book value of fixed assets at the facility that will not be recovered, as well as estimates of the costs associated with moving the facility's manufacturing operations to
other locations.   Approximately 155 employees from the plant will be
terminated, of which 58% are hourly workers involved in the manufacturing process and 42% are involved in engineering and administrative functions. Approximately 130 of these positions will be moved to other locations.
The Company anticipates that it will recognize further charges of approximately $4,000 associated with this decision over the next year as related incremental costs are incurred, primarily at the facilities to which operations are being transferred.

    Interest expense for the three and six month periods ended
June 30, 1994 decreased compared to the corresponding prior year periods primarily due to lower interest rates.

    Interest income for the three and six month periods ended June 30, 1994 increased compared to the same periods in 1993 primarily due to the recognition of interest income from a note receivable associated with the previous disposition of an immaterial operation.

    Other, net represents primarily amortization of intangible assets and debt costs as well as exchange gains and losses related to currency fluctuations. The three and six month periods ended June 30, 1994 include a gain of $4,652 related to the sale of the Company's former facility in South Korea. The six month period ended June 30, 1994, also included a gain of $698 related to the disposition of an inoperative facility in Germany.

    The Company's effective income tax rate was 38% for the three and six month periods ended June 30, 1994, unchanged from the corresponding periods a year ago.


LIQUIDITY AND CAPITAL RESOURCES (AMOUNTS IN THOUSANDS)

    At June 30, 1994, the Company had working capital of $182,938 compared to $171,827 at December 31, 1993. Management is not aware of any potential impairments to the Company's liquidity and believes its internal and external sources of cash will provide the necessary funds with which to meet its expected obligations.

                                    PART II

                               OTHER INFORMATION



None

                                   SIGNATURES




     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




                                   KEYSTONE INTERNATIONAL, INC.



DATE:  August 9, 1994              By:  /s/ Mark E. Baldwin
                                   Principal Financial Officer
                                   and Duly Authorized Officer