Form 10-Q
period 1994-09-30
KEYSTONE INTERNATIONAL INC
filed 1994-11-10
CIK 55642

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ______________________


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

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

                            YES  X           NO
                                ---             ---


        As of October 26, 1994 the number of shares of common stock outstanding was 35,295,360 excluding 541,427 treasury shares.


================================================================================

                                    PART I

                             FINANCIAL INFORMATION

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                           ------------------             -----------------
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                              -------------                 -------------
                                           1994          1993             1994         1993
                                           ----          ----             ----         ----
Net Sales                              $   135,896   $   126,356      $   390,663   $   385,140
                                       -----------   -----------      -----------   -----------

Costs and Expenses:
   Cost of sales                            80,526        72,731          228,739       220,815
   Selling, general
     and administrative                     40,254        36,798          116,436       110,269
   Plant closure and related
     costs                                      53          -               4,053          -
   Interest expense                          1,384         1,528            4,037         4,495
   Interest income                            (172)         (378)          (1,204)       (1,322)
   Translation loss                            259           348              991         1,416
   Other, net                                1,624            68             (879)        1,672
                                       -----------   -----------      -----------   -----------
Income before Income Taxes
  and Change in Accounting
  Principle                                 11,968        15,261           38,490        47,795

Provision for Income Taxes                   4,548         5,799           14,626        18,162
                                       -----------   -----------      -----------   -----------
Income before Change in
  Accounting Principle                       7,420         9,462           23,864        29,633

Cumulative Effect of Change
  in Accounting Principle                     -             -                -            1,879
                                       -----------   -----------      -----------   -----------
Net Income                             $     7,420   $     9,462      $    23,864   $    31,512
                                       ===========   ===========      ===========   ===========
Weighted Average Outstanding
  and Equivalent Shares                     35,274        35,139           35,233        35,059
                                       ===========   ===========      ===========   ===========
Earnings Per Share:
   Continuing Operations               $       .21   $       .27      $       .68   $       .85
   Cumulative Effect of Change
     in Accounting Principle                  -             -                -              .05
                                       -----------   -----------      -----------   -----------

   Total                               $       .21   $       .27      $       .68   $       .90
                                       ===========   ===========      ===========   ===========

Cash Dividends Per Share               $      .185   $       .18      $      .555   $       .54
                                       ===========   ===========      ===========   ===========


   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)


                                                 SEPTEMBER 30,      DECEMBER 31,
                                                     1994               1993
                                                 -------------     -------------
                                                  (UNAUDITED)        (AUDITED)
ASSETS
Current Assets:
 Cash and cash equivalents                        $    15,235       $    19,873
 Receivables                                          126,474           119,750
 Inventories                                          158,322           134,608
 Prepayments and other                                  5,913             5,513
                                                  -----------       -----------
                                                      305,944           279,744
                                                  -----------       -----------
Property, Plant and Equipment,
 at Cost                                              298,397           274,890
Less - Accumulated Depreciation                       151,659           140,037
                                                  -----------       -----------
                                                      146,738           134,853
                                                  -----------       -----------
Other Assets                                           35,277            41,903
                                                  -----------       -----------
                                                  $   487,959       $   456,500
                                                  ===========       ===========
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
 Current maturities and short-term
   bank borrowings                                $    14,373       $     9,160
 Accounts payable and accrued
   liabilities                                        100,019            89,719
 Income taxes payable                                   4,492             9,038
                                                  -----------       -----------
                                                      118,884           107,917
                                                  -----------       -----------
Long-Term Debt                                         64,280            62,300
                                                  -----------       -----------
Deferred Income Taxes                                   3,395              -
Other Long-Term Liabilities                            16,531            15,651
                                                  -----------       -----------
                                                       19,926            15,651
                                                  -----------       -----------
Shareholders' Investment:
 Common stock, $1.00 par value
   50 million shares authorized                        35,840            35,777
 Additional paid-in capital                           111,353           110,231
 Retained earnings                                    143,444           138,550
 Treasury stock, at cost                               (8,750)           (9,535)
 Unamortized restricted stock
   grant expense                                       (4,115)           (4,209)
 Foreign currency translation
   adjustments                                          7,097              (182)
                                                  -----------       -----------
                                                      284,869           270,632
                                                  -----------       -----------
                                                  $   487,959       $   456,500
                                                  ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                               -----------------------
                                                                    SEPTEMBER 30,
                                                                    -------------
                                                                1994             1993
                                                                ----             ----
Cash Flows From Operating Activities:
   Net Income                                               $   23,864       $    31,512
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Depreciation                                             14,811            13,676
       Amortization                                              4,617             4,924
       Increase in deferred taxes                                  892             1,854
       Gain on sale of property, plant and
         equipment, net                                         (5,612)             (225)
       Cumulative effect of change in
         accounting principle                                     -               (1,879)
       Increase in receivables                                    (485)          (10,478)
       Decrease (increase) in prepayments and
         other assets                                            1,284            (6,026)
       Decrease (increase) in inventories                      (17,595)              680
       Increase (decrease) in accounts payable
         and other liabilities                                   6,660            (2,561)
       Increase (decrease) in income taxes payable              (5,289)              421
                                                            ----------       -----------
Net Cash Provided by Operating Activities                       23,147            31,898
                                                            ----------       -----------
Cash Flows From Investing Activities:
   Purchases of property, plant and equipment                  (26,089)          (23,370)
   Proceeds from sale of property, plant
     and equipment                                              10,518             2,178
   Proceeds from long-term investments                            -                  196
                                                            ----------       -----------
Net Cash Used by Investing Activities                          (15,571)          (20,996)
                                                            ----------       -----------
Cash Flows From Financing Activities:
   Increase (decrease) in short-term borrowings                  4,822              (633)
   Payments of long-term debt                                   (3,889)           (1,818)
   Proceeds from long-term borrowings                            3,926             1,544
   Cash dividends paid                                         (19,361)          (18,568)
   Proceeds from stock plans and other                           1,673             3,191
                                                            ----------       -----------
Net Cash Used by Financing Activities                          (12,829)          (16,284)
                                                            ----------       -----------
Effect of Exchange Rate Changes on Cash
  and Cash Equivalents                                             615                 9
                                                            ----------       -----------
Decrease in Cash and Cash Equivalents                           (4,638)           (5,373)
                                                            ---------        -----------
Cash and Cash Equivalents at Beginning
  of Period                                                     19,873            29,390
                                                            ----------       -----------
Cash and Cash Equivalents at End of Period                  $   15,235       $    24,017
                                                            ==========       ===========

  Supplemental Disclosures:
    Cash payments for income taxes                          $   19,179       $    16,374
    Cash payments for interest                                   2,964             3,309



   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                          SEPTEMBER 30, 1994 AND 1993

(1)     BASIS FOR PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS

        The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. All adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim periods have been included. It is suggested these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Form 10-K.


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

        Inventories -

        The Company performs physical counts of its inventories at various times during the year. The amounts reflected as raw materials and parts, work-in-process, and components, sub-assemblies and finished goods as of September 30, 1994 and 1993, and thereby the related amounts for cost of sales, have been determined using the Company's normal accounting procedures. Past experience of the Company would indicate that no significant adjustment would be required should an actual count of the inventories have been made.

        The majority of the Company's domestic inventories (approximately 40% of consolidated inventories at December 31, 1993) are priced at cost using the LIFO (last-in, first-out) method. Since amounts for inventories under the LIFO method are based upon computations determined at year-end, the inventory at September 30, 1994 has been based on certain estimates of quantities and costs at December 31, 1994.

        Inventories at September 30, 1994 and December 31, 1993 are comprised of the following:

                                    SEPTEMBER 30,       DECEMBER 31,
                                        1994                1993
                                    -------------       ------------
Raw materials and parts              $    16,829        $     11,450
Work-in-process                           25,717              17,120
Components, sub-assemblies
  and finished goods                     119,146             109,763
Less:  LIFO Adjustment                    (3,370)             (3,725)
                                     -----------        ------------
                                     $   158,322        $    134,608
                                     ===========        ============

        Income Taxes -

        The Company provides for income taxes for an interim period by making, at the end of the interim period, an estimate of the effective tax rate expected to be applicable for the full year, and applying that rate to the current year-to-date income before taxes.

(3)     FOREIGN CURRENCY TRANSLATION

        An analysis of changes in the foreign currency translation adjustments included in Shareholders' Investment is as follows:

   Balance as of December 31, 1993             $    (182)
   Currency translation adjustments               11,198
   Income tax adjustments                         (3,919)
                                               ---------
   Balance as of September 30, 1994            $   7,097
                                               =========

(4)     PLANT CLOSURE AND RELATED COSTS

        Plant closure costs of $4,053 were recognized through the third quarter of 1994 in connection with the closure of a manufacturing facility in Indiana. The charges include $2,710 of termination pay and disposition of the Company's pension obligations related to the facility. The remainder of the accrual reflects the book value of fixed assets at the facility that will not be recovered, as well as estimates of the costs associated with moving the facility's manufacturing operations to other locations. The Company will terminate approximately 155 employees from the plant, of which 58% are hourly workers involved in manufacturing processes and 42% are involved in engineering and administrative functions. Approximately 130 of these positions will be moved to other locations. The Company anticipates that it will recognize further charges of approximately $4,000 associated with this decision over the next year as related incremental costs are incurred, primarily at the facilities to which operations are being transferred.

(5)     EARNINGS PER SHARE

        Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. There is no significant difference between earnings per share on a primary and a fully diluted basis.


(6)     CHANGE IN ACCOUNTING PRINCIPLE

        In the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The impact of the adoption of SFAS No. 109 was to increase earnings by $1,879, or $.05 per share, and is fully disclosed in Note 5 to the Consolidated Financial Statements in the Company's First Quarter 1993 Form 10-Q.


(7)     SALE OF FACILITY

        A gain of $4,652 related to the sale of the Company's former facility in South Korea was recognized in "Other, net" in the second quarter of 1994.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION


        The following table sets forth for the periods indicated (i) percentages which certain items reflected in the accompanying consolidated statements of income bear to total net sales of the Company and (ii) the percentage increase or decrease of amounts of such items as compared to the corresponding prior year period.


                                         THREE MONTHS                                 NINE MONTHS
                                       ENDED SEPTEMBER 30,                         ENDED SEPTEMBER 30,
                                 ---------------------------------         ----------------------------------

                                     PERCENTAGE                                PERCENTAGE
                                    OF NET SALES              %               OF NET SALES               %
                                 -----------------           INC.          ------------------           INC.
                                 1994         1993          (DEC.)         1994          1993          (DEC.)
                                 ----         ----          ------         ----          ----          ------
Net Sales                        100.0        100.0          7.6           100.0         100.0           1.4

Cost and Expenses:
   Cost of sales                  59.3         57.6         10.7            58.6          57.4           3.6
   Selling, general and
     administrative               29.6         29.1          9.4            29.8          28.6           5.6
   Plant closure and
     related costs                  -            -            *              1.0            -             *
   Interest expense                1.0          1.2         (9.4)            1.0           1.2        (10 .2)
   Interest income                 (.1)         (.3)       (54.5)            (.3)          (.3)         (8.9)
   Translation loss                 .2           .2        (25.6)             .3            .3        (30 .0)
   Other, net                      1.2           .1           *              (.3)           .4            *

Income before Income
  Taxes and Change in
  Accounting Principle             8.8         12.1        (21.6)            9.9          12.4        (19 .5)

Provision for
  Income Taxes                     3.3          4.6        (21.6)            3.8           4.7        (19 .5)

Income Before Change in
  Accounting Principle             5.5          7.5        (21.6)            6.1           7.7        (19 .5)

Cumulative Effect of
  Change in Accounting
  Principle                        -             -            *               -             .5            *

Net Income                        5.5           7.5        (21.6)            6.1           8.2        (24 .3)

* not meaningful

RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS)

        Net sales for the three and nine month periods ended September 30, 1994 increased 7.6% and 1.4%, respectively, over the same periods of the prior year. Shown below is an analysis of net sales.

                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                   SEPTEMBER 30, 1994                 SEPTEMBER 30, 1994
                                   ------------------                 ------------------

                                INC.(DEC.) IN NET SALES             INC.(DEC.) IN NET SALES
                                -----------------------             -----------------------
                                    $             %                     $             %
                                ---------     ---------             ---------     ---------
   Domestic:
     Internal Growth
        (Decrease)             $     1,231       2.3               $  (8,054)       (4.7)
                               -----------                         ---------
   International:
     Internal Growth                 3,942       5.5                   2,498         1.2
     Exchange Rate
        Effect                       3,611        *                    2,220          *
                               -----------                         ---------
     Total International             7,553      10.5                   4,718         2.2
                               -----------                         ---------
   Acquisitions                        756        *                    8,859          *
                               -----------                         ---------
   Total Net Sales
     Increase                  $     9,540       7.6               $   5,523         1.4
                               ===========                         =========

* not meaningful

        For the three months ended September 30, 1994, cost of sales as a percentage of net sales increased to 59.3% from 57.6% a year ago. For the nine months ended September 30, 1994, cost of sales as a percentage of net sales increased to 58.6% from 57.4% in 1993. These increases were primarily due to increased competition in the industrial valves product line, and a decrease in sales of certain higher margin product lines.

        Selling, general and administrative expenses for the three and nine month periods ended September 30, 1994 increased 9.4% and 5.6% respectively, compared to the same periods in 1993. Excluding translation effects, selling, general and administrative expenses for three and nine month periods ended September 30, 1994, increased 6.7% and 5.6% respectively. These increases are primarily attributable to increased sales and administrative personnel in the Asia-Pacific region and an increase in information systems expenses incurred in connection with various systems implementations.

        The three and nine month periods ended September 30, 1994 include non-recurring charges of $53 and $4,053, respectively, for closure of a manufacturing facility in Indiana. This facility's production of the Company's Lonergan line of spring-operated safety relief valves will be transferred to other locations where similar manufacturing processes exist. The relocation of these operations to other facilities is primarily directed toward reducing manufacturing and administrative costs of these products as well as toward improving our ability to respond to customer needs as related to this product line. Implementing these steps is believed to be the most effective response to a market where price competition is becoming an increasingly important factor.

        The plant closure costs include $2,710 of termination pay and disposition of the Company's pension obligations related to the facility. The remainder of the accrual reflects the book value of fixed assets at the facility that will not be recovered, as well as estimates of the costs associated with moving the facility's manufacturing operations to other locations. The Company will terminate approximately 155 employees from the plant, of which 58% are hourly workers involved in manufacturing processes and 42% are involved in engineering and administrative functions. Approximately 130 of these positions will be moved to other locations. The Company anticipates that it will recognize further charges of approximately $4,000 associated with this decision over the next year as related incremental costs are incurred, primarily at the facilities to which operations are being transferred.

        Interest expense for the three and nine month periods ended September 30, 1994 decreased compared to the corresponding prior year periods primarily due to lower interest rates.

        Interest income for the three and nine month periods ended September 30, 1994 decreased compared to the same periods in 1993 primarily due to a decrease in average funds available for investment.

        Other, net primarily represents amortization of intangible assets and debt costs as well as exchange gains and losses related to currency fluctuations. The nine month period ended September 30, 1994 also included a gain of $4,652 related to the sale of the Company's former facility in South Korea and a gain of $698 related to the disposition of an inoperative facility in Germany.

        The Company's effective income tax rate of 38% for the three and nine month periods ended September 30, 1994, was unchanged from the corresponding periods a year ago.


LIQUIDITY AND CAPITAL RESOURCES (AMOUNTS IN THOUSANDS)

        At September 30, 1994, the Company had working capital of $187,060 compared to $171,827 at December 31, 1993. Management is not aware of any potential material impairments to the Company's liquidity and believes its internal and external sources of cash will provide the necessary funds with which to meet its expected obligations and to fund growth.

                                    PART II

                               OTHER INFORMATION



ITEM 1.        LEGAL PROCEEDINGS

        Keystone Sales, Inc., a wholly owned subsidiary of the registrant, has been sued in a counterclaim filed by Industrial Concepts Inc., a former distributor, on October 12, 1994 in the U.S. District Court for the Southern District of Texas. Industrial Concepts, Inc. was a distributor of the registrant's Vanessa product line in certain counties in the south central United States. The counterclaim seeks compensatory damages from Keystone Sales, Inc. in the amount of $42 million and punitive damages of ten times that amount, arising out of the termination of Industrial Concepts, Inc.'s distributor agreement in January 1994 and the purchase of certain assets of a business primarily owned by the owner of Industrial Concepts, Inc. Keystone Sales, Inc. filed a declaratory judgment action on August 30, 1994 in the same court requesting the court to declare that Industrial Concepts, Inc. had been properly terminated in accordance with the contractual provisions between the parties.

        Keystone's sales of the Vanessa product line in all of the United States were approximately $12 million in 1993. Management considers the claims asserted as wholly without merit, and that in the unlikely event of an unexpected, unfavorable outcome, the prospects of a material impact upon Keystone's financial position are considered extremely remote.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)      Exhibits.


                           Exhibit
                            Number                           Exhibit
                       ----------------      -----------------------------------------
                              27             Financial Data Schedule

                                   SIGNATURES


          PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.




                                           KEYSTONE INTERNATIONAL, INC.



DATE:  November 10, 1994                By:  /s/ Mark E. Baldwin
                                        ______________________________________
                                        Mark E. Baldwin
                                        Vice President and Chief
                                        Financial Officer




                                        By: /s/ J. Gordon Beittenmiller
                                        _______________________________________
                                        J. Gordon Beittenmiller
                                        Corporate Controller