Form 10-K
period 1994-12-31
KEYSTONE INTERNATIONAL INC
filed 1995-03-13
CIK 55642

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              FOR THE TRANSITION PERIOD FROM          TO

                           COMMISSION FILE NO. 0-2115

                          KEYSTONE INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                TEXAS                                   74-1058689
    (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                 Identification No.)

 9600 WEST GULF BANK DRIVE, HOUSTON,                       77040
                TEXAS                                   (Zip Code)
   (Address of principal executive
              offices)

       Registrant's telephone number, including area code: (713) 466-1176

          Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                      ON WHICH REGISTERED
       -------------------------------------           -----------------------
        COMMON STOCK, $1.00 PAR VALUE PER
                       SHARE                           NEW YORK STOCK EXCHANGE
         PREFERRED STOCK PURCHASE RIGHTS               NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                           Yes    No
                                                                       [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                              [X]

As of February 28, 1995, the number of shares of common stock outstanding was 35,318,177 excluding 537,577 treasury shares. At that date, the aggregate market value of voting stock held by nonaffiliates was $534,101,000.

                      DOCUMENTS INCORPORATED BY REFERENCE



 DOCUMENT                                                     PART OF 10-K
 --------                                                     ------------
 1.  Proxy statement to be filed pursuant to Regulation 14A
      under the Securities Exchange Act of 1934 with respect
      to the 1995 annual meeting of shareholders.             PART III

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          KEYSTONE INTERNATIONAL, INC.

                          1994 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

 Item  1. Business.......................................................     1
 Item  2. Properties.....................................................     2
 Item  3. Legal Proceedings..............................................     2
 Item  4. Submission of Matters to a Vote of Security Holders............     2

                                    PART II

 Item  5. Market for the Registrant's Common Equity and Related
           Stockholder Matters...........................................     2
 Item  6. Selected Financial Data........................................     3
 Item  7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................     4
 Item  8. Financial Statements and Supplementary Data....................     6
 Item  9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................     6

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............     6
 Item 11. Executive Compensation.........................................     6
 Item 12. Security Ownership of Certain Beneficial Owners and Management.     6
 Item 13. Certain Relationships and Related Transactions.................     6

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K......................................................     7

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

  Substantially all of the products sold outside the United States are manufactured and assembled at facilities in Canada, The Netherlands, Japan, the United Kingdom, Italy, Germany, Korea, Singapore, the People's Republic of China, Mexico, Brazil, Australia, New Zealand, and India. Most of Keystone's employees engaged in operations outside the United States, including plant managers and other executive personnel, are citizens of the nations in which they work. The various aspects of Keystone's operations outside the United States take into account local conditions and customs, but basic business methods are similar in all areas. Sales and operations outside the United States are subject to the inherent risk of fluctuations in currency rates.

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

  While Keystone has a number of patents and patent applications relating to or covering certain features of its products, its patents are not of a scope to exclude competition in any significant way or preclude competitors from successfully marketing substitute products. Competition is primarily on the basis of price and quality, and to a lesser extent, service and delivery.

  There was no single customer which accounted for more than 10% of sales during 1994. Although the Company does not necessarily know the intended use or ultimate customer for all of its products, particularly those sold through distributors, its business is not dependent on a single customer or a few customers. Sales in diverse geographic areas and to a large number of customers and industries lessen exposure to adverse conditions in a single industry or area. These factors, however, do not afford protection against a general economic downturn.

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

  At December 31, 1994, the Company's backlog of unshipped orders was $133,981,000 compared with $100,268,000 at December 31, 1993. Orders in backlog at year-end are usually shipped during the following year. In the past, the effect of changes or cancellations of orders has been minimal.

  At December 31, 1994, Keystone had approximately 4,200 employees worldwide.

ITEM 2. PROPERTIES.

  Keystone's major domestic manufacturing operations are located in Houston and Harlingen, Texas; Blue Bell, Pennsylvania; Andrews and Fort Wayne, Indiana; and Black Mountain, North Carolina. Keystone's other manufacturing and assembly facilities are in most cases owned by the Company and are located in 14 other countries. The Company also leases warehouse and office space in which it maintains its sales offices. These facilities, including the corporate offices located in Houston, contain approximately 717,000 square feet of office space and 1,850,000 square feet of manufacturing space on 250 acres of land owned by the Company.

ITEM 3. LEGAL PROCEEDINGS.

  Keystone Sales, Inc., a wholly owned subsidiary of the registrant, was sued in a counterclaim filed by Industrial Concepts, Inc., a former distributor, on October 12, 1994 in the U.S. District Court for the Southern District of Texas. Industrial Concepts, Inc. was a distributor of the registrant's Vanessa product line in certain counties in the south central United States. The counterclaim seeks compensatory damages from Keystone Sales, Inc. in the amount of $42 million and punitive damages of ten times that amount, arising out of the termination of Industrial Concepts, Inc.'s distributor agreement in January 1994 and the purchase of certain assets from the majority owner of Industrial Concepts, Inc. Keystone Sales, Inc. filed a declaratory judgment action on August 30, 1994 in the same court requesting the court to declare that Industrial Concepts, Inc. had been properly terminated in accordance with the contractual provisions between the parties. Keystone's sales of the Vanessa product line in all of the United States were approximately $12 million in 1993. Management considers the claims asserted as wholly without merit, and that in the unlikely event of an unexpected, unfavorable outcome, the prospects of a material impact upon Keystone's financial position are considered extremely remote.

  Keystone and its subsidiaries are engaged in various other claims and litigation arising from their operations. In the opinion of management, uninsured losses, if any, resulting from these matters will not have a material adverse impact on the consolidated financial position or future results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS.

  The common stock of Keystone is traded on the New York Stock Exchange under the symbol KII. The following table shows the high and low sales prices as reported by the New York Stock Exchange Composite Tape and cash dividends declared per share.

                                                         HIGH     LOW   DIVIDEND
                                                        ------- ------- --------
   1994
   ----
    First Quarter...................................... $29 1/2 $23 3/4  $.185
    Second Quarter.....................................  25 3/8  19 1/4   .185
    Third Quarter......................................  20 1/4  18 1/4   .185
    Fourth Quarter.....................................  20 3/4  16 3/4   .185

                                                          HIGH    LOW    DIVIDEND
                                                         ------- ------  --------
   1993
   ----
    First Quarter....................................... $29 1/8 $23     $.18
    Second Quarter......................................  28 3/4  26 1/2  .18
    Third Quarter.......................................  28 3/8  23 5/8  .18
    Fourth Quarter......................................  27 1/2  24 1/2  .18

  The approximate number of security holders of the Company's common stock was 3,538 as of February 28, 1995. This number does not include the number of security holders for whom shares are held in a "nominee" or "street" name.

ITEM 6. SELECTED FINANCIAL DATA.

                            1994     1993          1992          1991           1990
                          -------- --------      --------      --------       --------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Sales...............  $535,099 $516,140      $528,372      $520,496       $446,232
Total Assets............   496,270  456,500       438,099       458,752        417,441
Long-Term Debt..........    60,455   62,300(/2/)   14,312(/2/)   58,365         48,221
Plant Closure and
 Related Costs..........     4,372       --            --            --             --
Restructuring and Merger
 Expenses...............        --       --            --        22,372             --
Income before Change in
 Accounting Principle...    32,972   39,136        42,541        22,834(/1/)    44,025
Cumulative Effect of
 Change in Accounting
 Principle (1991 is net
 of $2,539 in Income
 Taxes).................        --    1,879(/3/)       --        (4,928)(/3/)       --
Earnings Per Share
 before Change in
 Accounting Principle...       .94     1.12          1.22           .66(/1/)      1.31
Cash Dividends Per
 Share..................       .74      .72           .68           .64            .60

- --------
(1) After considering the estimated tax benefits of $5,235, the effect of restructuring and merger expenses was to reduce income from continuing operations by $17,137, or $.50 per share.
(2) The 8.75% Notes totaling $43,000 were due November 1, 1993 and as of December 31, 1992 were classified as current portion of long-term debt. These 8.75% notes were refinanced on November 1, 1993 with $45,000 of 6.34% Senior Notes due November 1, 2000. See Note 5 to the Consolidated Financial Statements in Item 8 of this Report.
(3) In 1991, the cumulative effect of the change in accounting principle represents a charge relating to the adoption of the accounting standard for postretirement benefits other than pensions. The 1993 cumulative effect of the change in accounting principle represents a credit relating to the adoption of the new accounting standard for income taxes. See Note 6 and
    Note 9 to the Consolidated Financial Statements in Item 8 of this Report.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY

  The following table sets forth for the periods indicated (i) percentages which certain items reflected in the accompanying Consolidated Statements of Income bear to net sales of the Company and (ii) the percentage increase or decrease of amounts of such items as compared to the indicated prior period:

                                                                  PERCENTAGE
                                                                   INCREASE
                                           PERCENTAGE OF NET     (DECREASE) OF
                                                 SALES              AMOUNTS
                                           -------------------  ---------------
                                              YEARS ENDED
                                             DECEMBER 31,         YEARS ENDED
                                           -------------------  ---------------
                                           1994   1993   1992   1994-93 1993-92
                                           -----  -----  -----  ------- -------
Net Sales................................. 100.0  100.0  100.0     3.7    (2.3)
Cost and Expenses:
 Cost of sales............................  58.9   57.4   56.7     6.3    (1.2)
 Selling, general and administrative......  29.7   28.9   28.1     6.3      .8
 Plant closure and related costs..........    .8     --     --       *       *
 Interest expense.........................   1.0    1.1    1.3    (6.0)  (16.8)
 Interest income..........................   (.3)   (.3)   (.3)  (19.2)   (8.2)
 Translation loss.........................    .2     .4     .2       *       *
 Other, net...............................   (.1)    .5     .8       *       *
Income before Income Taxes and Change in
 Accounting Principle.....................   9.8   12.0   13.2   (15.7)  (11.1)
Provision for Income Taxes................   3.6    4.4    5.1   (15.7)  (15.8)
Income before Change in Accounting
 Principle................................   6.2    7.6    8.1   (15.7)   (8.0)
Cumulative Effect of Change in Accounting
 Principle................................    --     .3     --       *       *
Net Income................................   6.2    7.9    8.1   (19.6)   (3.6)

- --------
* Percentage not meaningful

RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)

 NET SALES

  Net sales increased 4% in 1994 compared with a 2% decrease in 1993. Shown below is an analysis of the change in net sales. The translation effect of weakening foreign currencies had a significant impact in 1993 on the results of international operations.

                                                  ANALYSIS OF NET SALES
                                                   INCREASE (DECREASE)
                                                ------------------------------
                                                       YEARS ENDED
                                                ------------------------------
                                                 1994-1993        1993-1992
                                                -------------   --------------
Domestic:
 Internal growth (decrease).................... $(4,257) (1.9)% $    653    .3 %
                                                -------         --------
International:
 Internal growth...............................   7,069   2.5 %    2,372    .8 %
 Exchange rate effect..........................   7,288   2.5 %  (21,482) (7.1)%
                                                -------         --------
 Total international...........................  14,357   5.0 %  (19,110) (6.3)%
                                                -------         --------
Acquisitions...................................   8,859     *      6,225     *
                                                -------         --------
Total Net Sales Increase (Decrease)............ $18,959   3.7 % $(12,232) (2.3)%
                                                =======         ========

- --------
* Percentage not meaningful

  The Company's sales and results of operations outside the United States are subject to the inherent risk of fluctuations in currency rates. During 1994, Asia-Pacific and European currencies strengthened in relation to the U.S. dollar, resulting in an additional $7,288 of net sales related to currency fluctuations. During 1993, a basket of European currencies weakened in relation to the U.S. dollar by approximately 12%, which reduced the U.S. dollar results of the Company's European operations. Keystone's European and Asia-Pacific operations represent about 27% and 23% of the Company's consolidated net sales, respectively.

 COST AND EXPENSES

  Cost of sales as a percentage of sales were 58.9%, 57.4% and 56.7% in 1994, 1993, and 1992, respectively. Over the last three years, the Company has been experiencing increased price competition, especially in the U.S. and Europe.

  To counteract this trend of reduced gross margins, the Company is continuing its cost reduction initiatives. All major plants are pursuing MRPII Class A status, a formalized approach to simplifying and shortening business processes, with the aim toward improved efficiency and on-time deliveries, and reduced inventory levels. Other product cost reduction initiatives include the redesign of certain products and the implementation of new manufacturing systems.

  Selling, general and administrative expenses increased by 6%, and 1% in 1994 and 1993, respectively. Excluding foreign currency fluctuations, these expenses increased 5% in 1994 and 6% in 1993. In 1994, approximately one-half of the increase in these expenses was in the Asia-Pacific region, where the Company is experiencing its most significant sales growth. Other items contributing to the increase in selling, general and administrative expenses in 1994 include information systems expenses associated with various systems implementations, severance costs and litigation expenses. In 1993, the increase in selling, general and administrative expenses is primarily attributable to increased costs in the Asia-Pacific region.

  Plant closure costs of $4,372 were recognized in 1994 in connection with the closure of a manufacturing facility in Indiana. The costs include $2,710 of termination pay and disposition of the Company's pension obligations related to the facility. The remainder of these costs reflect the book value of fixed assets at the facility that will not be recovered, as well as estimates of the costs associated with moving the facility's manufacturing operations to other locations. The Company will terminate approximately 155 employees from the plant, of which 58% are hourly workers involved in manufacturing processes and 42% are involved in engineering and administrative functions. The Company anticipates that it will recognize further charges of approximately $3,600 associated with this decision over the next year as related incremental costs are incurred, primarily at the facilities to which operations are being transferred.

  In the first quarter of 1995, the Company announced plans to reduce total personnel costs by about $11,000 annually, or approximately 2% of sales. This step, which is expected to be fully implemented by the end of the second quarter of 1995, will reduce the Company's work force by approximately 6%, or about 270 people. Severence related costs associated with these terminations of approximately $8,000 to $8,500 will be recorded in the first quarter of 1995.

  Other, net includes amortization of intangible assets and debt costs as well as exchange gains and losses on transactions denominated in foreign currencies. In 1994, other, net includes a gain of $4,652 related to the sale of the Company's previous manufacturing facility in South Korea. In 1992, other expense also included a reserve of $2,000 for management's estimate of potential environmental exposure at one of the Company's inoperative facilities. Management believes this reserve is adequate and that potential exposure will not have a material impact on the Company's consolidated financial position or future results of operations.

  The Company's effective income tax rates were 37%, 37% and 39% in 1994, 1993 and 1992, respectively. The Company provides for taxes on all unremitted foreign earnings at a rate not less than the U.S. statutory rate. The primary components of the difference between the domestic statutory tax rate and the actual effective tax rate include net operating losses of certain foreign entities not currently realizable for tax purposes and foreign taxes in excess of the U.S. statutory rate. The effective tax rate in 1993 includes the remeasurement of deferred tax assets at the current U.S. statutory rate in accordance with the new accounting standard for income taxes. See Note 6 to the Consolidated Financial Statements in Item 8 of this Report for additional information.

  The Company has resolved all issues with the Internal Revenue Service ("IRS") covering calendar years 1986 through 1988. The IRS has completed its examination of the Company's federal income tax returns for the years 1989 and 1990 and has recommended an assessment of additional tax. Several issues have been resolved for these years and the Company is vigorously contesting the remaining issues. In addition, the IRS is currently examining the federal income tax returns filed by the Company for the years 1991 and 1992. Management believes that any adjustment that may result from these examinations will not have a material adverse impact on the Company's consolidated financial position or future results of operations.

  The 1993 cumulative effect of the change in accounting principle of $1,879 represents a credit relating to the adoption of the new accounting standard for income taxes. See Note 6 to the Consolidated Financial Statements in Item 8 of this Report for additional information.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS)

  The Company's financial position remained strong during 1994. At December 31, 1994, the Company had working capital of $185,684 compared to $171,827 at December 31, 1993. During 1994, the Company incurred capital expenditures of $24,014 (net of proceeds from disposals) and paid cash dividends of $25,890. Management is not aware of any potential impairments to the Company's liquidity, and believes its internal and existing external sources of cash will provide the necessary funds with which to meet its expected obligations.

INFLATION

  During each year, inflation has had a relatively minor effect on the majority of Keystone's operations. However, in Brazil, which accounted for only 1% of total net sales and 3% of total net income in 1994, inflation often makes the operating environment somewhat difficult. The 1994 translation losses reflected on the Consolidated Statements of Income, included in Item 8 of this Report, result from these operations. During 1991, the Company downsized its Brazilian operations and reduced its assets exposed to devaluation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The response to this item is submitted as a separate section of this Report on page 9.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

  Part III (Items 10 through 13) is omitted because the Registrant expects to file with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1994, a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 which involves the election of directors. If for any reason such a statement is not filed within such a period, this Report will be appropriately amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) and (2): The response to this portion of Item 14 is submitted as a separate section of this Report on page 9.

  (a)(3) Exhibits:

                                         PAGE NUMBER IN THIS FILING OR
 EXHIBIT NUMBER AND DESCRIPTION          INCORPORATION BY REFERENCE TO
 ------------------------------          -----------------------------
  (3.1) Articles of
         Incorporation...........  Exhibit 4.1 to Registrant's Form 10-Q
                                   for the quarter ended June 30, 1988.
  (3.2) Bylaws...................  Exhibit 3.2 to Registrant's Form 10-K
                                   for the year ended December 31, 1993.
  (4.1) Form of Note purchase
         agreement dated as of
         October 15, 1993 between
         the Company and several
         purchasers..............  Exhibit 4.1 to Registrant's Form 10-K
                                   for the year ended December 31, 1993.
  (4.2) Shareholder Rights Plan
         dated as of March 31,
         1990 by and between
         Keystone International,
         Inc. and NationsBank of
         Texas, N.A., as Rights
         Agent (Shareholder
         Rights Plan)............  Exhibit 4.2 to Registrant's Form 10-K
                                   for the year ended December 31, 1990.
  (4.3) Agreement of the Company
         to provide to the
         Commission, upon
         request, copies of
         certain long-term debt
         agreements..............  Exhibit 4.3 to Registrant's Form 10-K
                                   for year ended December 31, 1991.
 (10.1) Keystone International,
         Inc. 1985 Incentive
         Stock Plan as amended...  Exhibit 4(a) to Registrant's Registration
                                   Statement No. 33-37053.
 (11.1) Statement re computation
         of per share earnings...  See financial statements.
 (21.1) Subsidiaries of the
         registrant..............  Filed herewith.
 (23.1) Consent of independent
         public accountants......  Filed herewith.
   (27) Financial Data Schedule..  Filed herewith.

  (b) Exhibits and Reports on Form 8-K:

  The Company filed no reports on Form 8-K for the quarter ended December 31, 1994.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of March, 1995.

                                        KEYSTONE INTERNATIONAL, INC.

                                                   Raymond A. LeBlanc
                                        By: ____________________________________
                                                  (Raymond A. LeBlanc)
                                                  Chairman of the Board
                                               and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 10th day of March, 1995.

   Raymond A. LeBlanc      Director and Chief Executive Officer
- -------------------------
  (Raymond A. LeBlanc)
    Arthur L. French       Director and Executive Vice President
- -------------------------
   (Arthur L. French)
     Mark E. Baldwin       Vice President and Chief Financial Officer
- -------------------------
    (Mark E. Baldwin)
 J. Gordon Beittenmiller   Corporate Controller
- -------------------------
(J. Gordon Beittenmiller)
    Floyd A. Cailloux      Director
- -------------------------
   (Floyd A. Cailloux)
      Bob G. Gower         Director
- -------------------------
     (Bob G. Gower)
    F. O'Neil Griffin      Director
- -------------------------
   (F. O'Neil Griffin)
   Martin E. Hamilton      Director
- -------------------------
  (Martin E. Hamilton)
  Farrell G. Huber, Jr.    Director
- -------------------------
 (Farrell G. Huber, Jr.)
      Dale P. Jones        Director
- -------------------------
     (Dale P. Jones)
   W. Wayne Patterson      Director
- -------------------------
  (W. Wayne Patterson)
     Allen F. Rhodes       Director
- -------------------------
    (Allen F. Rhodes)
    Wallace S. Wilson      Director
- -------------------------
   (Wallace S. Wilson)

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-K
                          ITEMS 8 AND 14(A)(1) AND (2)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

  The following financial statements of the Registrant and its subsidiaries required to be included in Items 8 and 14(a)(1) are listed below:

                                                                            PAGE
                                                                            ----
   Consolidated balance sheets as of December 31, 1994 and 1993............  11
   For the years ended December 31, 1994, 1993 and 1992:
    Consolidated statements of income......................................  10
    Consolidated statements of cash flows..................................  12
    Consolidated statements of changes in shareholders' investment.........  13
   Notes to consolidated financial statements..............................  14
   Report of independent public accountants................................  23

                               ----------------

  All schedules have been omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    1994      1993      1992
                                                  --------  --------  --------
Net Sales........................................ $535,099  $516,140  $528,372
                                                  --------  --------  --------
Cost and Expenses:
 Cost of sales...................................  314,915   296,124   299,830
 Selling, general and administrative.............  158,810   149,353   148,211
 Plant closure and related costs.................    4,372        --        --
 Interest expense................................    5,546     5,897     7,091
 Interest income.................................   (1,448)   (1,791)   (1,950)
 Translation loss................................      908     2,078     1,153
 Other, net......................................     (341)    2,358     4,183
                                                  --------  --------  --------
                                                   482,762   454,019   458,518
                                                  --------  --------  --------
Income before Income Taxes and Change in
 Accounting Principle............................   52,337    62,121    69,854
Provision for Income Taxes.......................   19,365    22,985    27,313
                                                  --------  --------  --------
Income before Change in Accounting Principle.....   32,972    39,136    42,541
Cumulative Effect of Change in Accounting
 Principle.......................................       --     1,879        --
                                                  --------  --------  --------
Net Income....................................... $ 32,972  $ 41,015  $ 42,541
                                                  ========  ========  ========
Earnings Per Share:
 Income before change in accounting principle.... $    .94  $   1.12  $   1.22
 Cumulative effect of change in accounting
  principle......................................       --       .05        --
                                                  --------  --------  --------
 Total........................................... $    .94  $   1.17  $   1.22
                                                  ========  ========  ========



   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1993
                             (AMOUNTS IN THOUSANDS)

                                                              1994      1993
                                                            --------  --------
                                     ASSETS
Current Assets:
 Cash and cash equivalents................................. $ 18,688  $ 19,873
 Receivables (principally trade accounts, net of allowances
  for doubtful accounts of $4,968 in 1994 and $5,983 in
  1993)....................................................  131,532   119,750
 Inventories...............................................  157,807   134,608
 Prepayments and other.....................................    4,625     5,513
                                                            --------  --------
                                                             312,652   279,744
                                                            --------  --------
Property, Plant and Equipment:
 Land......................................................   22,230    22,753
 Buildings and improvements................................   85,168    81,437
 Machinery and equipment...................................  195,329   170,700
                                                            --------  --------
                                                             302,727   274,890
 Less -- accumulated depreciation..........................  154,164   140,037
                                                            --------  --------
                                                             148,563   134,853
                                                            --------  --------
Other Assets...............................................   35,055    41,903
                                                            --------  --------
                                                            $496,270  $456,500
                                                            ========  ========
                     LIABILITIES & SHAREHOLDERS' INVESTMENT
Current Liabilities:
 Current portion of long-term debt......................... $  3,894  $  2,216
 Short-term bank borrowings................................   15,156     6,944
 Accounts payable..........................................   35,843    28,860
 Accrued liabilities.......................................   60,908    54,533
 Dividends payable.........................................    6,532     6,326
 Income taxes payable......................................    4,635     9,038
                                                            --------  --------
                                                             126,968   107,917
                                                            --------  --------
Long-Term Debt:
 6.34% Senior Notes payable................................   45,000    45,000
 Other long-term notes payable.............................   15,455    17,300
                                                            --------  --------
                                                              60,455    62,300
                                                            --------  --------
Deferred Income Taxes......................................    6,575        --
Other Long-Term Liabilities................................   15,873    15,651
                                                            --------  --------
                                                              22,448    15,651
                                                            --------  --------
Commitments and Contingencies
Shareholders' Investment:
 Common stock, $1.00 par value, 50 million shares
  authorized...............................................   35,845    35,777
 Additional paid-in capital................................  111,615   110,231
 Retained earnings.........................................  146,131   138,550
 Treasury stock, at cost...................................   (8,067)   (9,535)
 Unamortized restricted stock grant expense................   (4,307)   (4,209)
 Foreign currency translation adjustments..................    5,182      (182)
                                                            --------  --------
                                                             286,399   270,632
                                                            --------  --------
                                                            $496,270  $456,500
                                                            ========  ========

   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                             (AMOUNTS IN THOUSANDS)

                                                     1994      1993      1992
                                                   --------  --------  --------
Cash Flows From Operating Activities:
 Net income......................................  $ 32,972  $ 41,015  $ 42,541
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation...................................    19,868    18,137    19,317
  Amortization...................................     5,740     6,400     4,432
  Cumulative effect of change in accounting
   principle.....................................        --    (1,879)       --
  Increase in deferred income taxes..............     5,756     3,012     5,569
  Loss (gain) on sale of property, plant and
   equipment.....................................    (5,538)   (1,347)      296
  Decrease (increase) in receivables.............    (6,595)  (16,200)    4,092
  Decrease (increase) in inventories.............   (17,536)      709     7,968
  Decrease (increase) in prepayments and other
   assets........................................       900   (11,851)   (3,633)
  Increase (decrease) in accounts payable and
   other liabilities.............................    10,048       919    (9,945)
  Decrease in income taxes payable...............    (5,220)   (1,541)   (4,710)
                                                   --------  --------  --------
Net Cash Provided by Operating Activities........    40,395    37,374    65,927
                                                   --------  --------  --------
Cash Flows From Investing Activities:
 Purchases of property, plant and equipment......   (35,111)  (34,781)  (19,537)
 Proceeds from sale of property, plant and
  equipment......................................    11,097     4,784     1,375
 Proceeds from long-term investments.............        --       832       434
                                                   --------  --------  --------
Net Cash Used by Investing Activities............   (24,014)  (29,165)  (17,728)
                                                   --------  --------  --------
Cash Flows From Financing Activities:
 Increase (decrease) in short-term bank
  borrowings.....................................     7,360      (276)   (8,184)
 Payments on long-term debt......................    (6,037)  (46,348)   (6,600)
 Proceeds from issuance of long-term debt........     4,564    50,193     5,495
 Cash dividends paid.............................   (25,890)  (24,876)  (23,267)
 Proceeds from stock plans and other.............     2,212     3,658     2,130
                                                   --------  --------  --------
Net Cash Used by Financing Activities............   (17,791)  (17,649)  (30,426)
                                                   --------  --------  --------
Effect of Exchange Rate Changes on Cash and Cash
 Equivalents.....................................       225       (77)     (850)
                                                   --------  --------  --------
Increase (Decrease) in Cash and Cash Equivalents.    (1,185)   (9,517)   16,923
Cash and Cash Equivalents at Beginning of Year...    19,873    29,390    12,467
                                                   --------  --------  --------
Cash and Cash Equivalents at End of Year.........  $ 18,688  $ 19,873  $ 29,390
                                                   ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    1994      1993      1992
                                                  --------  --------  --------
Common Stock, $1.00 Par Value:
 Beginning balance............................... $ 35,777  $ 35,705  $ 35,675
 Issuance of stock under various plans and other.       68        72        30
                                                  --------  --------  --------
 Ending balance..................................   35,845    35,777    35,705
                                                  --------  --------  --------
Additional Paid-in Capital:
 Beginning balance...............................  110,231   108,157   107,308
 Tax benefits resulting from stock options and
  grants.........................................      114       200       136
 Issuance of stock under various plans and other.    1,270     1,874       713
                                                  --------  --------  --------
 Ending balance..................................  111,615   110,231   108,157
                                                  --------  --------  --------
Retained Earnings:
 Beginning balance...............................  138,550   122,556   102,602
 Net income......................................   32,972    41,015    42,541
 Cash dividends declared ($.74, $.72 and $.68 per
  share in 1994, 1993 and 1992, respectively)....  (26,096)  (25,264)  (23,658)
 Issuance of treasury stock......................      705       243     1,071
                                                  --------  --------  --------
 Ending balance..................................  146,131   138,550   122,556
                                                  --------  --------  --------
Treasury Stock, at Cost:
 Beginning balance (1,017 shares at 1-1-92)......   (9,535)  (11,924)  (15,740)
 Exercise of stock options.......................      278     1,545     1,591
 Restricted stock grant plans....................      914       510     2,225
 Other...........................................      276       334        --
                                                  --------  --------  --------
 Ending balance (539 shares at 12-31-94).........   (8,067)   (9,535)  (11,924)
                                                  --------  --------  --------
Unamortized Restricted Stock Grant Expense:
 Beginning balance...............................   (4,209)   (4,961)   (2,401)
 Issuance of grants, net of cancellations........   (1,412)   (1,189)   (3,638)
 Amortization....................................    1,314     1,941     1,078
                                                  --------  --------  --------
 Ending balance..................................   (4,307)   (4,209)   (4,961)
                                                  --------  --------  --------
Foreign Currency Translation Adjustments:
 Beginning balance...............................     (182)    3,076    11,929
 Translation adjustments.........................    8,252    (4,624)  (14,551)
 Income tax adjustments..........................   (2,888)    1,366     5,698
                                                  --------  --------  --------
 Ending balance..................................    5,182      (182)    3,076
                                                  --------  --------  --------
Total Shareholders' Investment................... $286,399  $270,632  $252,609
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

  Foreign Currency Translation -- Assets and liabilities of most foreign subsidiaries are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates for the year. Since the functional currencies of these subsidiaries are not the U.S. dollar, the resulting translation adjustments are recorded as a separate component of shareholders' investment. Translation gains and losses relating to the Company's Brazilian subsidiary, which operates in a highly inflationary economy, are charged against income. Because exchange rate changes do not themselves give rise to cash flows, their effects on items other than cash and cash equivalents are excluded from the Consolidated Statements of Cash Flows.

  Cash Equivalents -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

  Depreciation and Amortization -- Keystone provides depreciation for financial reporting purposes primarily on a straight-line basis over periods ranging from five to thirty years on buildings and improvements and three to ten years for machinery and equipment. Goodwill is included in other assets and is being amortized over periods ranging from ten to forty years. Other intangible assets, which primarily include engineering drawings, patents and tradenames, are being amortized over periods ranging from three to twenty years.

(2) ACQUISITIONS AND PLANT CLOSING

  The Company has made several small acquisitions during 1994, 1993 and 1992. The total effect of these acquisitions was not material to the consolidated results of Keystone.

  Plant closure costs of $4,372 were recognized in 1994 in connection with the closure of a manufacturing facility in Indiana. The costs include $2,710 of termination pay and disposition of the Company's pension obligations related to the facility. The remainder of these costs reflect the book value of fixed assets at the facility that will not be recovered, as well as estimates of the costs associated with moving the facility's manufacturing operations to other locations. The Company will terminate approximately 155 employees from the plant, of which 58% are hourly workers involved in manufacturing processes and 42% are involved in engineering and administrative functions. The Company anticipates that it will recognize further charges of approximately $3,600 associated with this decision over the next year as related incremental costs are incurred, primarily at the facilities to which operations are being transferred.

(3) WORKFORCE REDUCTION

  In the first quarter of 1995, the Company announced plans to reduce total personnel costs by about $11,000 annually, or approximately 2% of sales. This step, which is expected to be fully implemented by the end of the second quarter of 1995, will reduce the Company's work force by approximately 6%, or about 270 people. Severence related costs associated with these terminations of approximately $8,000 to $8,500 will be recorded in the first quarter of 1995.

(4) INVENTORIES

  Inventories are stated at cost which is not in excess of market. Keystone uses the last-in, first-out (LIFO) method of determining inventory cost for most of its domestic inventories. Inventories valued at LIFO cost

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES comprised approximately 44% of consolidated inventories at December 31, 1994. The remainder of Keystone's inventories are costed using the first-in, first-out (FIFO) method.

  Inventories, which include material, labor and manufacturing overhead costs, consisted of the following at December 31, 1994 and 1993:

                                                               1994      1993
                                                             --------  --------
   Raw materials and partS.................................. $ 16,526  $ 11,450
   Work-in-process..........................................   24,368    17,120
   Components, sub-assemblies and finished goods............  119,812   109,763
   Less: LIFO adjustment....................................   (2,899)   (3,725)
                                                             --------  --------
                                                             $157,807  $134,608
                                                             ========  ========

(5) LONG-TERM DEBT AND SHORT-TERM BANK BORROWINGS

  In November 1993, the Company refinanced its 8.75% notes totaling $43,000 with $45,000 of 6.34% Senior Notes due November 1, 2000. Other long-term notes payable at December 31, 1994 bear weighted average interest rates of approximately 8% and consist of debt related to the construction of new manufacturing facilities in Japan and Korea and debt assumed in two 1989 Italian acquisitions. The fair value of the Senior Notes at December 31, 1994 is estimated to be $40,000 based on current market interest rates and discounted future cash flows. The Company believes, based upon current terms, that the carrying value of all other long-term debt approximates fair value.

  Annual maturities of all long-term debt for the next five years are as follows: 1995 -- $3,894; 1996 -- $3,931; 1997 -- $2,523; 1998 -- $2,571; 1999
- -- $1,756; 2000 and thereafter -- $49,674.

  Short-term bank borrowings of $15,156 at December 31, 1994 primarily represent borrowings under various committed and uncommitted lines of credit totaling $78,000. Interest rates on these borrowings vary according to the country in which the funds are borrowed, but generally approximate the market rate of interest.

  The Company made cash interest payments of $5,081, $5,654 and $6,849 during 1994, 1993 and 1992, respectively.

(6) INCOME TAXES

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 -- "Accounting for Income Taxes." This statement provides, among other things, for the recognition and presentation of deferred tax assets and liabilities considering the future consequences of temporary differences between the financial statement bases and the tax bases of assets and liabilities using the tax rates in effect during the period when taxes are actually paid or recovered.

  The adoption of this accounting method resulted in a credit to income of $1,879 in 1993 which is reflected in the Consolidated Statements of Income as a cumulative effect of change in accounting principle. The cumulative effect results primarily from calculating temporary differences using currently enacted tax rates as required. Prior year financial statements were not restated for SFAS No. 109.

  The Company's provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

  The provisions for income taxes are summarized as follows:

                                                          1994    1993    1992
                                                         ------- ------- -------
   Current:
     Domestic........................................... $ 1,346 $ 7,286 $ 8,389
     Foreign............................................  11,911  11,707  13,355
                                                         ------- ------- -------
                                                         $13,257 $18,993 $21,744
                                                         ======= ======= =======
   Deferred:
     Domestic........................................... $ 3,580 $ 1,014 $ 3,012
     Foreign............................................   2,528   2,978   2,557
                                                         ------- ------- -------
                                                         $ 6,108 $ 3,992 $ 5,569
                                                         ======= ======= =======

  The significant components of the net deferred tax (asset) and liability are as follows:

                                                      DECEMBER 31, DECEMBER 31,
                                                          1994         1993
                                                      ------------ ------------
   Deferred Taxes Relating to:
    Deferred tax liabilities:
     Property, plant and equipment and other assets..    $6,411      $ 6,859
     Unremitted foreign earnings.....................     5,691        5,691
                                                         ------      -------
    Sub-total deferred tax liabilities...............    12,102       12,550
                                                         ------      -------
    Deferred tax (assets):
     Inventories.....................................    (4,793)      (4,316)
     Accounts payable and accrued liabilities........    (4,823)      (5,871)
     Other long-term liabilities.....................    (3,393)      (1,123)
     Other, net......................................     4,692       (3,563)
                                                         ------      -------
    Sub-total deferred tax (assets)..................    (8,317)     (14,873)
                                                         ------      -------
    Net deferred tax liabilities (assets) before
     cumulative translation adjustment...............     3,785       (2,323)
                                                         ------      -------
    Cumulative translation adjustment................     2,790          (98)
                                                         ------      -------
    Net deferred tax liability (asset)...............    $6,575      $(2,421)
                                                         ======      =======

  A valuation allowance is provided when it is more likely than not that some portion of a deferred tax asset will not be realized. Keystone has recorded no deferred tax asset for which a valuation reserve is required.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

  During 1994 and 1993, deferred income taxes were provided for significant temporary differences between revenue and expenses for tax and financial statement purposes. Following is a summary of the significant components of the deferred income tax provision (benefit):

                                                                1994    1993
                                                               ------  -------
   Property, plant and equipment and other.................... $ (448) $(2,460)
   Unremitted foreign earnings................................     --    2,521
   Inventories................................................   (477)   1,387
   Accounts payable and accrued liabilities................... (1,412)   1,351
   Other long-term liabilties.................................    190    1,866
   Other, net.................................................  8,255     (673)
                                                               ------  -------
     Deferred income tax provision............................ $6,108  $ 3,992
                                                               ======  =======

  A reconciliation between the actual provision for income taxes and income taxes computed by applying the federal statutory rate follows:

                                                       1994     1993     1992
                                                      -------  -------  -------
   Taxes computed using statutory rate............... $18,318  $21,743  $23,750
   Foreign losses for which no tax benefit is
    recognized, net..................................   1,455    2,029      532
   Foreign taxes in excess of the U.S. statutory
    rate.............................................      --       --    1,009
   State income taxes................................     370      297      660
   Other, net........................................    (778)  (1,084)   1,362
                                                      -------  -------  -------
     Actual tax provision............................ $19,365  $22,985  $27,313
                                                      =======  =======  =======

  The Company made cash tax payments, net of refunds, of approximately $18,597, $20,651 and $26,854 during 1994, 1993 and 1992, respectively.

  Income from continuing operations before income taxes of foreign subsidiaries was $35,608 in 1994, $36,215 in 1993 and $43,982 in 1992.

  The Company has resolved all issues with the Internal Revenue Service ("IRS") covering calendar years 1986 through 1988. The IRS has completed its examination of the Company's federal income tax returns for the years 1989 and 1990 and has recommended an assessment of additional tax. Several issues have been resolved for these years and the Company is vigorously contesting the remaining issues. In addition, the IRS is currently examining the federal income tax returns filed by the Company for the years 1991 and 1992. Management believes that any adjustment that may result from these examinations will not have a material adverse impact on the Company's consolidated financial position or future results of operations.

(7) SHAREHOLDERS' INVESTMENT

  Incentive Stock Plans -- Keystone has a number of restricted stock grant and stock option plans which are incentive stock plans administered by a committee of outside directors for the benefit of the Company's key employees. As of December 31, 1994, 1,212 shares were available for award under these plans.

  Shares issued under the stock grant plans are owned by the employees at the time of grant, subject to certain restrictions, principally continued employment with Keystone for a period to be set by the committee, typically ranging from five to ten years. The deferred compensation expense related to the stock grants is

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES being amortized to expense on a straight-line basis over the period of time the stock is restricted, and the unamortized portion is classified as a reduction of shareholders' investment in the accompanying Consolidated Balance Sheets. As of December 31, 1994, there were 296 shares as to which restrictions had not lapsed under the stock grant plans.

  Stock options are issued at exercise prices which are not less than the fair market value at the date of grant. Information about Keystone's stock option plans for the three years ended December 31, 1994 is set forth below:

                                                    NUMBER OF OPTION PRICE RANGE
                                                     SHARES       PER SHARE
                                                    --------- ------------------
   Options outstanding at December 31, 1991........    677       7.60 - 24.25
   Options issued..................................    190      23.69 - 26.94
   Options exercised, canceled or converted........   (320)     10.30 - 24.25
                                                      ----
   Options outstanding at December 31, 1992........    547       7.60 - 26.94
   Options issued..................................    263      24.63 - 26.75
   Options exercised, canceled or converted........   (145)      7.60 - 24.88
                                                      ----
   Options outstanding at December 31, 1993........    665       8.43 - 26.94
   Options issued..................................    178      19.13 - 27.44
   Options exercised, canceled or converted........    (62)      8.43 - 26.94
                                                      ----
   Options outstanding at December 31, 1994........    781      10.90 - 27.44
                                                      ====
   Exercisable options at December 31, 1994........     18      14.25 - 21.06
                                                      ====

  Shareholder Rights Plan -- In June 1990, the Company adopted a Shareholder Rights Plan and declared a dividend of one Depository Preferred Share purchase right ("Right") for each share of Common Stock outstanding at the close of business on July 2, 1990. Each Right entitles the shareholder to buy from the Company 1/1000 of a share of a new series of preferred stock at an exercise price of $80 per Right. The Board of Directors has authorized 900 preferred shares, designated as Preferred Shares -- Junior Participating Series A, for issuance upon exercise of such Rights. The Rights will not be exercisable unless a party acquires, or announces a tender offer for, beneficial ownership of 20% or more of the Company's Common Stock. The Rights may be redeemed by the Company at a price of $.001 per Right at any time prior to their expiration on March 31, 2000 or any earlier distribution of Rights certificates in accordance with the terms of the plan.

  If a party acquires a 20% or more position in the Company, each Right, except those held by the acquiring party, will entitle its holder to purchase, at the exercise price, Depository Preferred Shares having a value of two times the $80 exercise price, with each Depository Preferred Share valued at the market price of a share of Common Stock. In the event the Company is acquired in a merger or other business combination transaction, each Right will entitle its holder to purchase, at the exercise price, that number of the acquiring company's common shares having a value of two times the exercise price of the Right.

(8) EARNINGS PER SHARE

  Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. The weighted average number of common and common equivalent shares used in computing earnings per share was 35,250, 35,085 and 34,902 in 1994, 1993 and 1992, respectively. There is no significant difference between earnings per share on a primary and a fully diluted basis.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

(9) EMPLOYEE BENEFIT PLANS

  Defined Contribution and Benefit Plans -- Keystone has qualified and non-qualified profit sharing and stock bonus plans for employees of its domestic operations. Contributions to these plans, which may be in the form of cash or shares of the Company's stock, are based on a discretionary percentage (as approved by the Board of Directors) of pretax income before profit sharing and stock bonus contributions. Certain foreign subsidiaries and one domestic subsidiary also maintain retirement benefit plans for their employees. Keystone's expenses related to these profit sharing, stock bonus and retirement benefit plans were $5,239 in 1994, $5,183 in 1993, and $5,322 in 1992.

  Postretirement Benefit Plans -- The Company maintains an unfunded, defined contribution postretirement medical benefit program for those domestic retirees with at least 25 years of service. Postretirement benefit expenses charged to operating income were $92, (including a $283 credit for gain amortization), $991 and $899 for 1994, 1993, and 1992, respectively.

  Other long-term liabilities included $9,491 and $9,678 at December 31, 1994 and 1993, respectively, related to the long-term obligation for postretirement benefits.

(10) COMMITMENTS AND CONTINGENCIES

  Litigation --Keystone and its subsidiaries are engaged in various claims and litigation arising from their operations. In the opinion of management, uninsured losses, if any, resulting from these matters will not have a material adverse impact on the consolidated financial position or future results of operations of the Company.

  Rental Expense -- Rental expense was $5,697, $6,322 and $6,348 for 1994, 1993 and 1992, respectively. The Company has entered into various leases, including an insignificant amount of capital leases, which provide for future minimum lease payments as follows: 1995 -- $4,913; 1996 -- $3,751; 1997 -- $2,430;
1998-- $1,410; 1999 -- $1,062; 2000 and thereafter $3,357.

  Letters of Credit -- At December 31, 1994 and 1993, the Company had outstanding letters of credit of $5,447 and $4,949, respectively.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following is a tabulation of the unaudited quarterly results of operations for each of the two years ended December 31, 1994:

                                         YEAR ENDED DECEMBER 31, 1994
                                  ------------------------------------------
                                              THREE MONTHS ENDED
                                  ------------------------------------------
                                  MARCH 31 JUNE 30  SEPTEMBER 30 DECEMBER 31
                                  -------- -------- ------------ -----------
Net Sales.......................  $121,662 $133,105   $135,896    $144,436
Gross Profit....................    50,545   56,009     55,370      58,260
% of Net Sales..................     41.5%    42.1%      40.7%       40.3%
Net Income......................  $  7,232 $  9,212   $  7,420    $  9,108
% of Net Sales..................      5.9%     6.9%       5.5%        6.3%
Earnings Per Share..............  $    .21 $    .26   $    .21    $    .26
                                           YEAR ENDED DECEMBER 31, 1993
                                  ----------------------------------------------
                                                THREE MONTHS ENDED
                                  ----------------------------------------------
                                  MARCH 31 JUNE 30  SEPTEMBER 30 DECEMBER 31
                                  -------- -------- ------------ -----------
Net Sales.......................  $127,980 $130,804   $126,356    $131,000
Gross Profit....................    54,011   56,689     53,625      55,691
% of Net Sales..................     42.2%    43.3%      42.4%       42.5%
Income Before Change in Account-
 ing Principle..................  $  9,721 $ 10,450   $  9,462    $  9,503
% of Net Sales..................      7.6%     8.0%       7.5%        7.3%
Earnings Per Share Before Change
 in Accounting Principle........  $    .28 $    .30   $    .27    $    .27
Net Income......................    11,600   10,450      9,462       9,503
% of Net Sales..................      9.1%     8.0%       7.5%        7.3%
Earnings Per Share..............  $    .33 $    .30   $    .27    $    .27

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

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

  Keystone's geographic area data for each of the three years ended December 31, 1994 are as follows:

                                                      NORTH &
                                                       SOUTH
                                     EUROPE           AMERICA
                                     MIDDLE           EXCEPT
                           UNITED    EAST &   ASIA-     THE
                           STATES    AFRICA  PACIFIC   U.S.   ELIMINATIONS CONSOLIDATED
                          --------  -------- -------- ------- ------------ ------------
1994
- ----
Sales to unaffiliated
 customers..............  $228,209  $145,414 $123,791 $37,685   $     --     $535,099
Sales between geographic
 areas..................    34,378    22,206    6,560   3,598    (66,742)          --
                          --------  -------- -------- -------   --------     --------
Net sales...............  $262,587  $167,620 $130,351 $41,283   $(66,742)    $535,099
                          ========  ======== ======== =======   ========     ========
Operating income before
 plant closure and re-
 lated costs............  $ 25,110  $ 23,539 $ 20,798 $ 3,781   $     --     $ 73,228
Plant closure and re-
 lated costs............    (4,372)       --       --      --         --       (4,372)
                          --------  -------- -------- -------   --------     --------
Operating income........    20,738    23,539   20,798   3,781         --       68,856
General corporate ex-
 penses.................                                                      (11,854)
Other, net..............                                                       (4,665)
                                                                             --------
Income before income
 taxes..................                                                     $ 52,337
                                                                             ========
Identifiable assets.....   186,257   132,948  128,962  22,096         --     $470,263
Corporate assets........                                                       26,007
                                                                             --------
Total assets............                                                     $496,270
                                                                             ========
1993
- ----
Sales to unaffiliated
 customers..............  $228,236  $150,593 $103,910 $33,401   $     --     $516,140
Sales between geographic
 areas..................    27,402    20,244    3,959   1,475    (53,080)          --
                          --------  -------- -------- -------   --------     --------
Net sales...............  $255,638  $170,837 $107,869 $34,876   $(53,080)    $516,140
                          ========  ======== ======== =======   ========     ========
Operating income........  $ 30,746  $ 29,082 $ 19,252 $ 3,557   $     --     $ 82,637
General corporate ex-
 penses.................                                                      (11,974)
Other, net..............                                                       (8,542)
                                                                             --------
Income before income
 taxes and change in ac-
 counting principle.....                                                     $ 62,121
                                                                             ========
Identifiable assets.....   183,280   117,604   99,260  25,667         --     $425,811
Corporate assets........                                                       30,689
                                                                             --------
Total assets............                                                     $456,500
                                                                             ========
1992
- ----
Sales to unaffiliated
 customers..............  $223,597  $177,618 $ 93,389 $33,768   $     --     $528,372
Sales between geographic
 areas..................    18,960    20,080    2,771     519    (42,330)          --
                          --------  -------- -------- -------   --------     --------
Net sales...............  $242,557  $197,698 $ 96,160 $34,287   $(42,330)    $528,372
                          ========  ======== ======== =======   ========     ========
Operating income........  $ 30,320  $ 38,946 $ 17,773 $ 4,507   $     --     $ 91,546
General corporate ex-
 penses.................                                                      (11,215)
Other, net..............                                                      (10,477)
                                                                             --------
Income before income
 taxes..................                                                     $ 69,854
                                                                             ========
Identifiable assets.....   165,350   124,286   82,530  22,222         --     $394,388
Corporate assets........                                                       43,711
                                                                             --------
Total assets............                                                     $438,099
                                                                             ========

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

(13) OTHER ASSETS

  The following presents details of other assets at December 31, 1994 and 1993:

                                                                1994    1993
                                                               ------- -------
      Intangible assets, net of accumulated amortization of
       $22,406 in 1994 and $18,987 in 1993.................... $18,230 $20,413
      Goodwill, net of accumulated amortization of $3,647 in
       1994 and $3,162 in 1993................................   8,310   7,592
      Deferred tax assets.....................................      --   2,421
      Other...................................................   8,515  11,477
                                                               ------- -------
                                                               $35,055 $41,903
                                                               ======= =======

(14) ACCRUED LIABILITIES

  The following presents details of accrued liabilities at December 31, 1994 and 1993:

                                                                 1994    1993
                                                                ------- -------
      Accrued wages, commissions and benefits.................. $23,945 $21,767
      Accrued restructuring and merger expenses................      --   5,401
      Other....................................................  36,963  27,365
                                                                ------- -------
                                                                $60,908 $54,533
                                                                ======= =======

(15) SALE OF FACILITY

  A gain of $4,652 related to the sale of the Company's former facility in South Korea was recognized in "Other, net" in the second quarter of 1994.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors,
Keystone International, Inc.:

  We have audited the accompanying consolidated balance sheets of Keystone International, Inc. (a Texas corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' investment and cash flows for each of the three years in the period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keystone International, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

  As explained in Note 6 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

ARTHUR ANDERSEN LLP

March 10, 1995
Houston, Texas