Form 10-Q
period 1995-03-31
KEYSTONE INTERNATIONAL INC
filed 1995-05-12
CIK 55642

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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

    As of May 3, 1995, the number of shares of common stock outstanding was 35,335,328 excluding 521,781 treasury shares.

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

                                             THREE MONTHS ENDED
                                          -----------------------
                                                  MARCH 31,
                                          -----------------------
                                             1995        1994
                                          ----------  ----------
Net Sales                                  $138,178    $121,662

Cost and Expenses:
 Cost of sales                               83,527      71,117
 Selling, general and administrative         40,073      36,981
 Severance related costs                      8,458           -
 Plant closure and related costs                908           -
 Interest expense                             1,470       1,244
 Interest income                               (328)       (279)
 Translation loss                                45         326
 Other expense (income)                      (2,384)        609
                                           --------    --------

Income before Income Taxes                    6,409      11,664

Provision for Income Taxes                    2,372       4,432
                                           --------    --------

Net Income                                 $  4,037    $  7,232
                                           ========    ========

Weighted Average Outstanding
 and Equivalent Shares                       35,318      35,183
                                           ========    ========

Earnings Per Share                         $    .11    $    .21

Cash Dividends Per Share                   $   .185    $   .185


  The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)


                                             MARCH 31,   DECEMBER 31,
                                               1995          1994
                                            -----------  -------------
                                            (UNAUDITED)    (AUDITED)
ASSETS

Current Assets:
  Cash and cash equivalents                   $ 12,622       $ 18,688
  Receivables                                  143,498        131,532
  Inventories                                  160,509        157,807
  Prepayments and other                          5,523          4,625
                                              --------       --------
                                               322,152        312,652
                                              --------       --------

Property, Plant and Equipment                  311,496        302,727
Less - Accumulated Depreciation                161,409        154,164
                                              --------       --------
                                               150,087        148,563
                                              --------       --------

Other Assets                                    37,537         35,055
                                              --------       --------
                                              $509,776       $496,270
                                              ========       ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Current maturities and short-term
    bank borrowings                           $ 27,418       $ 19,050
  Accounts payable and accrued
    liabilities                                105,151        103,283
  Income taxes payable                           3,981          4,635
                                              --------       --------
                                               136,550        126,968
                                              --------       --------

Long-Term Debt                                  60,632         60,455
                                              --------       --------

Deferred Income Taxes                            6,792          6,575
Other Long-Term Liabilities                     16,690         15,873
                                              --------       --------
                                                23,482         22,448
                                              --------       --------

Shareholders' Investment:
  Common stock, $1.00 par value,
    50 million shares authorized                35,856         35,845
  Additional paid-in capital                   111,858        111,615
  Retained earnings                            143,830        146,131
  Treasury stock, at cost                       (7,697)        (8,067)
  Unamortized restricted stock
    grant expense                               (3,727)        (4,307)
  Foreign currency translation
    adjustments                                  8,992          5,182
                                              --------       --------
                                               289,112        286,399
                                              --------       --------
                                              $509,776       $496,270
                                              ========       ========

  The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                    -------------------
                                                       1995      1994
                                                    --------   -------

Cash Flows From Operating Activities:
 Net Income                                         $  4,037   $ 7,232
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                        5,557     4,709
   Amortization                                        1,460     1,439
   Increase (decrease) in deferred taxes              (1,828)    3,070
   Gain on sale of property, plant
    and equipment, net                                  (646)   (1,149)
   Gain on disposition of certain other assets        (2,443)        -
   Decrease (increase) in receivables                 (9,479)    2,846
   Increase in prepayments and other assets           (1,828)   (1,993)
   Increase in inventories                              (529)   (6,275)
   Increase (decrease) in accounts payable
    and other liabilities                              1,393    (4,399)
   Decrease in income taxes payable                     (716)   (2,409)
                                                     -------   -------
Net Cash Provided (Used) by Operating Activities      (5,022)    3,071
                                                     -------   -------
Cash Flows From Investing Activities:
 Purchases of property, plant and equipment           (3,896)   (8,251)
 Proceeds from sale of property, plant
  and equipment                                          982     2,110
                                                     -------   -------
Net Cash Used by Investing Activities                 (2,914)   (6,141)
                                                     -------   -------
Cash Flows From Financing Activities:
 Increase in short-term borrowings                     7,478     1,424
 Payments of long-term debt                           (1,119)     (389)
 Proceeds from long-term borrowings                      750       372
 Cash dividends paid                                  (6,532)   (6,327)
 Proceeds from stock plans and other                   1,065       279
                                                     -------   -------
Net Cash Provided (Used) by Financing Activities       1,642    (4,641)
                                                     -------   -------
Effect of Exchange Rate Changes on Cash
 and Cash Equivalents                                    228       (31)
                                                     -------   -------
Decrease in Cash and Cash Equivalents                 (6,066)   (7,742)
                                                     -------   -------
Cash and Cash Equivalents at Beginning
 of Period                                            18,688    19,873
                                                     -------   -------
Cash and Cash Equivalents at End of Period           $12,622   $12,131
                                                     =======   =======

 Supplemental Disclosures:
  Cash payments for income taxes                     $ 5,468   $ 5,469
  Cash payments for interest                             501       376


  The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                            MARCH 31, 1995 AND 1994

1)  BASIS FOR PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS

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

2)  ESTIMATES INVOLVED IN PREPARING THE CONSOLIDATED FINANCIAL STATEMENTS

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

  Inventories -

  The Company performs physical counts of its inventories at various times during the year. The amounts reflected as raw materials and parts, work-in-process, and components, sub-assemblies and finished goods as of March 31, 1995 and 1994, and thereby the related amounts for cost of sales, have been determined using the Company's normal accounting procedures. Past experience of the Company would indicate that no significant adjustment would be required should an actual count of the inventories have been made.

  The majority of the Company's domestic inventories (approximately 44% percent of consolidated inventories at December 31, 1994) are priced at cost using the LIFO (last-in, first-out) method. Since amounts for inventories under the LIFO method are based upon computations determined at year-end, the inventory at March 31, 1995 has been based on certain estimates of quantities and costs at December 31, 1995.

  Inventories at March 31, 1995 and December 31, 1994 are comprised of the following:

                                  MARCH 31,   DECEMBER 31,
                                     1995         1994
                                  ----------  -------------

    Raw materials and parts        $ 16,263       $ 16,526
    Work-in-process                  25,532         24,368
    Components, sub-assemblies
      and finished goods            121,756        119,812
    Less:  LIFO Adjustment           (3,042)        (2,899)
                                   --------       --------
                                   $160,509       $157,807
                                   ========       ========

  Income Taxes -

  The Company provides for income taxes for an interim period by making, at the end of the interim period, an estimate of the effective tax rate expected to be applicable for the full year, and applying that rate to the current year-to-date income before taxes.

3)  FOREIGN CURRENCIES

  An analysis of changes in the foreign currency translation adjustments included in Shareholders' Investment is as follows:

  Balance as of December 31, 1994     $ 5,182
  Currency translation adjustments      5,862
  Income tax adjustments               (2,052)
                                      -------
  Balance as of March 31, 1995        $ 8,992
                                      =======

  From time to time, the Company enters into forward contracts and borrows in foreign currencies to mitigate the effect of exchange rate fluctuations on its operations. These hedging techniques limit exchange rate exposure and the resulting impact on the Company's reported margins.

  At March 31, 1995, the Company has obligations of $4,615 under forward exchange contracts for Italian lire and Dutch guilders at various dates through December 1995.

4)  PLANT CLOSING

  Plant closure costs of $908 were recognized in the first quarter of 1995 in connection with the closure of a manufacturing facility in Indiana. This is in addition to the $4,372 which was recorded in the year ended December 31, 1994. The costs include $2,710 of termination pay and disposition of the Company's pension obligations related to the facility. The remainder of these costs reflect the book value of fixed assets at the facility that will not be recovered, as well as estimates of the costs associated with moving the facility's manufacturing operations to other locations. The Company will terminate approximately 155 employees from the plant, of which 58% are hourly workers involved in manufacturing processes and 42% are involved in engineering and administrative functions. The Company anticipates that it will recognize further charges of approximately $2,700 associated with this decision over the next year as related incremental costs are incurred, primarily at the facilities to which operations are being transferred.

5)  WORKFORCE REDUCTION

  In the first quarter of 1995, the Company announced plans to reduce total personnel costs by about $11,000 annually, or approximately 2% of net sales. This step, which is expected to be substantially complete by the end of the second quarter of 1995, will reduce the Company's work force by approximately 6%, or about 270 people. Severance related costs associated with these terminations of $8,458 have been recorded in the first quarter of 1995.

6)  EARNINGS PER SHARE

  Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. There is no significant difference between earnings per share on a primary and a fully diluted basis.

7)  SALE OF ASSETS

  A gain of $3,152 was recognized in "Other expense (income)" in the first quarter of 1995 in connection with the disposition of certain non-operational assets.

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

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                        ---------------------
                                         PERCENTAGE
                                        OF NET SALES     %
                                        ------------    INC.
                                        1995    1994   (DEC.)
                                        ----    ----   ------
Net Sales                               100.0   100.0    13.6

Cost and Expenses:
 Cost of sales                           60.4    58.5    17.5
 Selling, general and administrative     29.0    30.4     8.4
 Severance related costs                  6.1       -       *
 Plant closure and related costs           .7       -       *
 Interest expense                         1.1     1.0    18.2
 Interest income                          (.2)    (.3)   17.6
 Translation loss                           -      .3       *
 Other expense (income)                  (1.7)     .5       *
Income before Income Taxes                4.6     9.6   (45.1)
Provision for Income Taxes                1.7     3.7   (46.5)
Net Income                                2.9     5.9   (44.2)

* percentage not meaningful

RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS)

  Net sales for the three-month period ended March 31, 1995 increased 13.6% over the same period of the prior year. Shown below is an analysis of net sales.


                               THREE MONTHS ENDED
                             ----------------------
                                 MARCH 31, 1995
                             ----------------------
                             INCREASE IN NET SALES
                             ----------------------
                                 $            %
                             --------      -------
Domestic:
 Internal growth              $ 4,327        8.1
                              -------       ----

International:
 Internal growth                7,170       10.5
 Exchange rate effect           5,019        7.3
                              -------       ----

 Total international           12,189       17.8
                              -------       ----

 Total Net Sales Increase     $16,516       13.6
                              =======       ====

  For the three months ended March 31, 1995, cost of sales as a percentage of net sales increased to 60.4% from 58.5% a year ago. This increase was primarily the result of lower pricing initiated in the first half of 1994 relating to basic quarter-turn valves and actuators, a decline in gross margins in the Company's Specialty Products unit and an increase in low margin projects in the Asia-Pacific region.

  Selling, general and administrative expenses for the three months ended March 31, 1995 increased 8.4% compared to the same period in 1994. Excluding translation effects, selling, general and administrative expenses for the three month period ended March 31, 1995 increased 3.8% compared to the same period in 1994. The increases are primarily attributable to the Company's growth in the Asia-Pacific region, expenses related to certain manufacturing-related cost reduction initiatives and expenses incurred in connection with various systems implementations. Selling, general and administrative expenses in the first quarter of 1995 were down 5.4% from the fourth quarter of 1994 and reached their lowest levels in local currencies in the past year.

  In the first quarter of 1995, the Company announced plans to reduce total personnel costs by about $11,000 annually, or approximately 2% of net sales. This step, which is expected to be substantially complete by the end of the second quarter of 1995, will reduce the Company's work force by approximately 6%, or about 270 people. Severance related costs associated with these terminations of $8,458 have been recorded in the first quarter of 1995.

  Interest expense for the three months ended March 31, 1995 increased compared to the same period in 1994, primarily due to an increase in total debt and the effect of higher interest rates. Interest income for the quarter ended March 31, 1995 remained relatively unchanged from the same period a year ago.

  Plant closure costs of $908 were recognized in the first quarter of 1995 in connection with the closure of a manufacturing facility in Indiana. This is in addition to the $4,372 which was recorded in the year ended December 31, 1994. The costs include $2,710 of termination pay and disposition of the Company's pension obligations related to the facility. The remainder of these costs reflect the book value of fixed assets at the facility that will not be recovered, as well as estimates of the costs associated with moving the facility's manufacturing operations to other locations. The Company will terminate approximately 155 employees from the plant, of which 58% are hourly workers involved in manufacturing processes and 42% are involved in engineering and administrative functions. The Company anticipates that it will recognize further charges of approximately $2,700 associated with this decision over the next year as related incremental costs are incurred, primarily at the facilities to which operations are being transferred.

  Other expense (income) represents primarily amortization of intangible assets and debt costs, as well as exchange gains and losses related to currency fluctuations. In the three-month period ended March 31, 1995, other expense also included a $3,152 gain related to the disposition of certain non-operational assets.

  The Company's effective income tax rate was 37% for the quarter ended March 31, 1995, as compared to 38% for the corresponding period a year ago.


LIQUIDITY AND CAPITAL RESOURCES (AMOUNTS IN THOUSANDS)

  At March 31, 1995, the Company had working capital of $185,602 compared to $185,684 at December 31, 1994. Management is not aware of any potential impairments to the Company's liquidity and believes its internal and external sources of cash will provide the necessary funds with which to meet its expected obligations.

                                    PART II

                               OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.

        (27)    Financial Data Schedule

                                   SIGNATURES


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                                KEYSTONE INTERNATIONAL, INC.



DATE:  MAY 12, 1995                            By: /s/ Mark E. Baldwin
                                               -------------------------------
                                               Mark E. Baldwin
                                               Vice President and Chief
                                                 Financial Officer


                                               By: /s/ J. Gordon Beittenmiller
                                               -------------------------------
                                               J. Gordon Beittenmiller
                                               Corporate Controller