Form 10-Q
period 1995-09-30
KEYSTONE INTERNATIONAL INC
filed 1995-11-09
CIK 55642

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

          As of November 1, 1995, the number of shares of common stock outstanding was 35,409,631 excluding 464,384 treasury shares.


================================================================================

                                     PART I
                             FINANCIAL INFORMATION

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                         --------------------  ---------------------
                                            SEPTEMBER 30,          SEPTEMBER 30,
                                         --------------------  ---------------------
                                           1995       1994       1995        1994
                                         ---------  ---------  ---------  ----------

Net Sales                                $147,264   $135,896   $437,579    $390,663

Cost and Expenses:

 Cost of sales                             88,223     80,526    262,833     228,739
  Selling, general and administrative      39,455     40,254    120,645     116,436
  Severance related costs                       -          -      8,458           -
  Plant closure and related costs               -         53      2,931       4,053
  Interest expense                          1,503      1,384      4,646       4,037
  Interest income                            (193)      (172)      (816)     (1,204)
  Translation loss                            237        259         71         991
  Other (income) expense, net                (296)     1,624     (1,429)       (879)
                                         --------   --------   --------    --------

Income before Income Taxes                 18,335     11,968     40,240      38,490

Provision for Income Taxes                  6,784      4,548     14,889      14,626
                                         --------   --------   --------    --------

Net Income                               $ 11,551   $  7,420   $ 25,351    $ 23,864
                                         ========   ========   ========    ========

Weighted Average Outstanding
  and Equivalent Shares                    35,393     35,274     35,352      35,233
                                         ========   ========   ========    ========

Earnings Per Share                       $    .33   $    .21   $    .72    $    .68
                                         ========   ========   ========    ========

Cash Dividends Per Share                 $   .185   $   .185   $   .555    $   .555
                                         ========   ========   ========    ========



   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                            (AMOUNTS IN THOUSANDS)

                                                   SEPTEMBER 30,  DECEMBER 31,
                                                       1995           1994
                                                   ------------   ------------
                                                   (UNAUDITED)     (AUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                           $ 12,531       $ 18,688
  Receivables                                          150,299        131,532
  Inventories                                          166,151        157,807
  Prepayments and other                                  4,981          4,625
                                                      --------       --------
                                                       333,962        312,652
                                                      --------       --------

Property, Plant and Equipment                          314,291        302,727
Less - Accumulated Depreciation                        168,885        154,164
                                                      --------       --------
                                                       145,406        148,563
                                                      --------       --------

Other Assets                                            33,163         35,055
                                                      --------       --------
                                                      $512,531       $496,270
                                                      ========       ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Current maturities and short-term bank borrowings   $ 17,963       $ 19,050
  Accounts payable and accrued liabilities             104,052        103,283
  Income taxes payable                                   6,767          4,635
                                                      --------       --------
                                                       128,782        126,968
                                                      --------       --------
Long-Term Liabilities:
  Long-Term Debt                                        59,443         60,455
  Deferred Income Taxes                                 10,700          6,575
  Other Long-Term Liabilities                           17,258         15,873
                                                      --------       --------
                                                        87,401         82,903
                                                      --------       --------
Shareholders' Investment:
  Common stock $1.00 par value, 50 million shares
    authorized                                          35,873         35,845
  Additional paid-in capital                           112,285        111,615
  Retained earnings                                    152,448        146,131
  Treasury stock, at cost                               (7,318)        (8,067)
  Unamortized restricted stock grant expense            (3,449)        (4,307)
  Foreign currency translation adjustments               6,509          5,182
                                                      --------       --------
                                                       296,348        286,399
                                                      --------       --------
                                                      $512,531       $496,270
                                                      ========       ========



   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                            (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                 NINE MONTHS ENDED
                                                                --------------------
                                                                   SEPTEMBER 30,
                                                                --------------------
                                                                  1995       1994
                                                                ---------  ---------
Cash Flows From Operating Activities:
 Net Income                                                     $ 25,351   $ 23,864
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                  17,259     14,811
    Amortization                                                   4,146      4,617
    Increase in deferred taxes                                     3,401        892
    Gain on sale of interest in former subsidiary                 (4,578)         -
    Gain on sale of property, plant and equipment, net              (681)    (5,612)
    Increase in receivables                                      (17,776)      (485)
    (Increase) decrease in prepayments and other assets           (2,303)     1,284
    Increase in inventories                                       (7,067)   (17,595)
    Increase in accounts payable and other liabilities             1,033      6,660
    Increase (decrease) in income taxes payable                    1,970     (5,289)
                                                                --------   --------
Net Cash Provided by Operating Activities                         20,755     23,147
                                                                --------   --------

Cash Flows From Investing Activities:
 Proceeds from sale of interest in former subsidiary               4,843          -
 Purchases of property, plant and equipment                      (14,381)   (26,089)
 Proceeds from sale of property, plant and equipment               2,623     10,518
                                                                --------   --------
Net Cash Used by Investing Activities                             (6,915)   (15,571)
                                                                --------   --------

Cash Flows From Financing Activities:
 (Decrease) increase in short-term bank borrowings                  (559)     4,822
 Payments of long-term debt                                       (4,016)    (3,889)
 Proceeds from long-term borrowings                                1,785      3,926
 Cash dividends paid                                             (19,620)   (19,361)
 Proceeds from stock plans and other                               2,164      1,673
                                                                --------   --------
Net Cash Used by Financing Activities                            (20,246)   (12,829)
                                                                --------   --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents         249        615
                                                                --------   --------
Decrease in Cash and Cash Equivalents                             (6,157)    (4,638)
                                                                --------   --------

Cash and Cash Equivalents at Beginning of Period                  18,688     19,873
                                                                --------   --------
Cash and Cash Equivalents at End of Period                      $ 12,531   $ 15,235
                                                                ========   ========




   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                          SEPTEMBER 30, 1995 AND 1994
                          ---------------------------

(1)  BASIS FOR PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS
     --------------------------------------------------------------

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

(2)  ESTIMATES INVOLVED IN PREPARING THE CONSOLIDATED FINANCIAL STATEMENTS
     ---------------------------------------------------------------------

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

     Inventories -

     The Company performs physical counts of its inventories at various times during the year. The amounts reflected as raw materials and parts, work-in-process, and components, sub-assemblies and finished goods as of September 30, 1995 and 1994, and thereby the related amounts for cost of sales, have been determined using the Company's normal accounting procedures. Past experience of the Company would indicate that no significant adjustment would be required should an actual count of the inventories have been made.

     The majority of the Company's domestic inventories (approximately 44% of consolidated inventories at December 31, 1994) are priced at cost using the LIFO (last-in, first-out) method. Since amounts for inventories under the LIFO method are based upon computations determined at year-end, the inventory at September 30, 1995 has been based on certain estimates of quantities and costs at December 31, 1995.

     Inventories at September 30, 1995 and December 31, 1994 are comprised of the following:

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         1995           1994
                                                    --------------  ------------

   Raw materials and parts                            $ 15,960        $ 16,526
   Work-in-process                                      26,020          24,368
   Components, sub-assemblies and finished goods       127,170         119,812
   Less:  LIFO Adjustment                               (2,999)         (2,899)
                                                      --------        --------
                                                      $166,151        $157,807
                                                      ========        ========

     Income Taxes -

     The Company provides for income taxes for an interim period by making, at the end of the interim period, an estimate of the effective tax rate expected to be applicable for the full year, and applying that rate to the current year-to-date income before taxes.

(3)  FOREIGN CURRENCY TRANSLATION AND COMMITMENTS
     --------------------------------------------

     An analysis of changes in the foreign currency translation adjustments included in Shareholders' Investment is as follows:

         Balance as of December 31, 1994              $5,182
         Currency translation adjustments              2,042
         Income tax adjustments                         (715)
                                                      ------
         Balance as of September 30, 1995             $6,509
                                                      ======

     From time to time, the Company enters into forward exchange contracts and borrows in foreign currencies to mitigate the effect of exchange rate fluctuations on its operations. These hedging techniques limit exchange rate exposure and the resulting impact on the Company's reported margins.

     At September 30, 1995, the Company has obligations of $4,440 under forward exchange contracts primarily for French francs, Spanish pesetas and United States dollars with various settlement dates through 1995 and 1996.

(4)  PLANT CLOSURE AND RELATED COSTS
     -------------------------------

     The nine month period ended September 30, 1995 includes a non-recurring charge of $2,931 for the closure of a manufacturing facility in Indiana. This is in addition to the $4,372 which was recorded in the year ended December 31, 1994. The costs recognized in the nine month period ended September 30, 1995 include incremental costs incurred at the facilities to which operations have been transferred. The Company has terminated approximately 155 employees from the plant, of which 58% were hourly workers involved in manufacturing processes and 42% were involved in engineering and administrative functions. The Company does not expect to incur any additional costs associated with the termination of operations at this facility.

5)   WORKFORCE REDUCTION
     -------------------

     In the first quarter of 1995, the Company announced plans to reduce total personnel costs by about $11,000 annually, or approximately 2% of net sales. This step, which was substantially completed by the end of the second quarter of 1995, reduced the Company's workforce by approximately 6%, or about 270 people. Severance related costs associated with these terminations of $8,458 were recorded in the first quarter of 1995.

(6)  EARNINGS PER SHARE
     ------------------

     Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. There is no significant difference between earnings per share on a primary and a fully diluted basis.

(7)  SALE OF ASSETS
     --------------

     Gains of $3,152 and $2,135 were recognized in "Other (income) expense, net" in the first quarter and third quarter of 1995, respectively, in connection with the disposition of certain non-operational assets.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               -------------------------------------------------
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

     The following table sets forth for the periods indicated (i) percentages which certain items reflected in the accompanying consolidated statements of income represent of total net sales of the Company and (ii) the percentage increase or decrease of amounts of such items as compared to the corresponding prior year period.


                                             THREE MONTHS            NINE MONTHS
                                         ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                        ----------------------  ----------------------
                                          PERCENTAGE      %       PERCENTAGE      %
                                         OF NET SALES    INC.    OF NET SALES    INC.
                                        --------------          --------------
                                         1995    1994   (DEC.)   1995    1994   (DEC.)
                                        ------  ------  ------  ------  ------  ------


Net Sales                               100.0   100.0     8.4   100.0    100.0    12.0

Cost and Expenses:
 Cost of sales                           59.9    59.3     9.6    60.1     58.6    14.9
 Selling, general and administrative     26.8    29.6    (2.0)   27.6     29.8     3.6
 Severance related costs                    -       -       -     1.9        -       *
 Plant closure and related costs            -       -       -      .7      1.0       *
 Interest expense                         1.0     1.0     8.6     1.0      1.0    15.1
 Interest income                          (.2)    (.1)   12.2     (.2)     (.3)  (32.2)
 Translation loss                          .2      .2       *       -       .3       *
 Other (income) expense, net              (.2)    1.2       *     (.3)     (.3)      *

Income before Income Taxes               12.5     8.8    53.2     9.2      9.9     4.5

Provision for Income Taxes                4.7     3.3    49.2     3.4      3.8     1.8

Net Income                                7.8     5.5    55.7     5.8      6.1     6.2


* percentage not meaningful

RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS)

     Net sales for the three and nine month periods ended September 30, 1995, increased 8.4% and 12.0%, respectively, over the same periods of the prior year. Shown below is an analysis of net sales.

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                SEPTEMBER 30, 1995        SEPTEMBER 30, 1995
                             ------------------------  ------------------------

                             INC. (DEC.) IN NET SALES  INC. (DEC.) IN NET SALES
                             ------------------------  ------------------------
                                 $             %          $               %
                             --------      ---------   -------        ---------
Domestic:
  Internal Growth (Decrease)  $(2,005)       (3.6)     $ 6,455           3.9
                              -------                  -------

International:
  Internal Growth               9,923        12.4       25,457          11.4
  Exchange Rate Effect          3,450         4.3       15,004           6.7
                              -------                  -------

  Total International          13,373        16.7       40,461          18.1
                              -------                  -------
  Total Net Sales Increase    $11,368         8.4      $46,916          12.0
                              =======                  =======

     For the three months ended September 30, 1995, cost of sales as a percentage of net sales increased to 59.9% from 59.3% a year ago. For the nine months ended September 30, 1995, cost of sales as a percentage of net sales increased to 60.1% from 58.6% in 1994. These increases were primarily the result of lower pricing initiated in the first half of 1994 relating to basic quarter-turn valves and actuators, a decline in gross margins in the Company's Specialty Products unit due to a decrease in demand for certain higher margin products, and a decline in gross margins in the Asia Pacific region resulting from increased competition and an increase in the mix of lower margin project business.

     For the three months ended September 30, 1995, selling, general and administrative expenses decreased 2% from the same period in 1994. For the nine months ended September 30, 1995, selling, general and administrative expenses increased 3.6% compared to the same period in 1994. Excluding translation effects, selling, general and administrative expenses decreased 4.0% and were flat in the quarter and year-to-date periods, respectively, while sales in local currencies have increased 5.7% and 7.9%, respectively, compared to the same periods in 1994. The decrease in the three month period ended September 30, 1995 compared to the same period in 1994 is due primarily to a reduction in expenses in the Company's Safety and Environmental unit and the consolidation and reduction in the number of sales offices in 1994 and early 1995. These decreases were partially offset by increases attributable to the Company's growth in the Asia Pacific region.

     In the first quarter of 1995, the Company announced plans to reduce total personnel costs by about $11,000 annually, or approximately 2% of net sales. This step reduced the Company's workforce by approximately 6%, or about
270 people. Severance related costs associated with these terminations of $8,458 were recorded in the first quarter of 1995.

     Interest expense for the three month and nine month periods ended September 30, 1995 increased compared to the same periods in 1994, primarily due to an increase in average short-term bank borrowings and the effect of higher interest rates. Interest income was flat in the three month period and decreased in the nine month period ended September 30, 1995 as compared to the same periods in 1994. The decrease in the nine month period is due primarily to the 1994 recognition of interest income from a note receivable that was paid off in April 1995.

     The nine month period ended September 30, 1995 includes a non-recurring charge of $2,931 for the closure of a manufacturing facility in Indiana. This is in addition to the $4,372 which was recorded in the year ended December 31, 1994. The costs recognized in the nine month period ended September 30, 1995 include incremental costs incurred at the facilities to which operations have been transferred. The Company has terminated approximately 155 employees from the plant, of which 58% were hourly workers involved in manufacturing processes and 42% were involved in engineering and administrative functions. The Company does not expect to incur any additional costs associated with the termination of operations at this facility.

  Other (income) expense, net generally represents amortization of intangible assets and debt costs, as well as exchange gains and losses related to currency fluctuations. In the three and nine month periods ended September 30, 1995, other (income) expense, net also includes gains of $2,135 and $5,287, respectively, related to the disposition of certain non-operational assets. The nine month period ended September 30, 1994 included a gain of $4,652 related to the sale of the Company's former facility in South Korea.

  The Company's effective income tax rate was 37% for the three and nine month periods ended September 30, 1995, as compared to 38% for the corresponding periods a year ago.

LIQUIDITY AND CAPITAL RESOURCES (AMOUNTS IN THOUSANDS)

  At September 30, 1995, the Company had working capital of $205,180 compared to $185,684 at December 31, 1994. Management is not aware of any potential impairments to the Company's liquidity and believes its internal and external sources of cash will provide the necessary funds with which to meet its expected obligations.

                                    PART II

                               OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         (a)  Exhibits.

         (b)  Reports on Form 8-K

              None.

         (27) Financial Data Schedule

                                  SIGNATURES
                                  ----------



       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                KEYSTONE INTERNATIONAL, INC.



  DATE:  November 9, 1995       By:  /s/ Mark E. Baldwin
                                --------------------------------------
                                Mark E. Baldwin
                                Vice President and Chief
                                Financial Officer



                                By:  /s/ J. Gordon Beittenmiller
                                --------------------------------------
                                J. Gordon Beittenmiller
                                Corporate Controller