Form 10-K405
period 1995-12-31
KEYSTONE INTERNATIONAL INC
filed 1996-03-07
CIK 55642

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
   OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 [NO FEE REQUIRED]
                 FOR THE TRANSITION PERIOD FROM        TO

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

          Securities registered pursuant to Section 12(b) of the Act:


                                            NAME OF EACH EXCHANGE ON WHICH
       TITLE OF EACH CLASS                            REGISTERED
    -------------------------                     ------------------
COMMON STOCK, $1.00 PAR VALUE PER SHARE         NEW YORK STOCK EXCHANGE
    PREFERRED STOCK PURCHASE RIGHTS             NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                          Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.                                                              [X]

As of February 28, 1996, the number of shares of common stock outstanding was 35,451,262 excluding 442,869 treasury shares. At that date, the aggregate market value of voting stock held by nonaffiliates was $597,838,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                     PART OF
DOCUMENT                                                               10-K
--------                                                             --------
1. Proxy statement to be filed pursuant to Regulation 14A under the
   Securities Exchange
   Act of 1934 with respect to the 1996 annual meeting of share-
   holders.                                                          PART III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          KEYSTONE INTERNATIONAL, INC.

                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                       PART I
 Item  1. Business.......................................................     1
 Item  2. Properties.....................................................     2
 Item  3. Legal Proceedings..............................................     2
 Item  4. Submission of Matters to a Vote of Security Holders............     2
                                      PART II
 Item  5. Market for the Registrant's Common Equity and Related
           Shareholder Matters...........................................     3
 Item  6. Selected Financial Data........................................     3
 Item  7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................     4
 Item  8. Financial Statements and Supplementary Data....................     7
 Item  9. Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................     7
                                      PART III
 Item 10. Directors and Executive Officers of the Registrant.............     7
 Item 11. Executive Compensation.........................................     7
 Item 12. Security Ownership of Certain Beneficial Owners and Management.     7
 Item 13. Certain Relationships and Related Transactions.................     7
                                      PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K......................................................     8

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

  Substantially all of the products sold outside the United States are manufactured and assembled at facilities in Canada, The Netherlands, Japan, England, Scotland, France, Italy, Germany, Korea, Singapore, the People's Republic of China, Mexico, Brazil, Australia, New Zealand, and India. Most of Keystone's employees engaged in operations outside the United States, including plant managers and other executive personnel, are citizens of the nations in which they work. The various aspects of Keystone's operations outside the United States take into account local conditions and customs, but basic business methods are similar in all areas. Sales and operations outside the United States are subject to the inherent risk of fluctuations in currency rates.

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

  There was no single customer which accounted for more than 10% of sales during 1995. Although the Company does not necessarily know the intended use or ultimate customer for all of its products, particularly those sold through distributors, its business is not dependent on a single customer or a few customers. Sales in diverse geographic areas and to a large number of customers and industries lessen exposure to adverse conditions in a single industry or area. These factors, however, do not afford protection against a general economic downturn.

  Keystone extends 30-day credit to most customers except in certain foreign markets where local trade practices differ. Credit losses have not been material. Keystone carries some inventory of all its products, and it generally satisfies its working capital requirements out of internally generated funds. Reference is made to Note 5 to the Consolidated Financial Statements in Item 8 of this Report for information about lines of credit that are available to finance working capital.

  At December 31, 1995, the Company's backlog of unshipped orders was $156,559,000 compared with $133,981,000 at December 31, 1994. Orders in backlog at year-end are usually shipped during the following year. In the past, the effect of changes to or cancellations of orders has been minimal.

  At December 31, 1995, Keystone had approximately 4,250 employees worldwide.

ITEM 2. PROPERTIES.

  Keystone's major domestic manufacturing operations are located in Houston, Stafford and Harlingen, Texas; Blue Bell, Pennsylvania; Birmingham, Alabama; and Black Mountain, North Carolina. Keystone's other manufacturing and assembly facilities are in most cases owned by the Company and are located in 16 other countries. The Company also leases warehouse and office space in which it maintains its sales offices. These facilities, including the corporate offices located in Houston, contain approximately 750,000 square feet of office space and 1,955,000 square feet of manufacturing space on 240 acres of land owned by the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

  The common stock of Keystone is traded on the New York Stock Exchange under the symbol KII. The following table shows the high and low sales prices as reported by the New York Stock Exchange Composite Tape and cash dividends declared per share.

                                                        HIGH    LOW     DIVIDEND
                                                        ----    ----    --------
   1995
    First Quarter...................................... $22 1/4 $16 3/4  $.185
    Second Quarter.....................................  22 3/4  19 3/8   .185
    Third Quarter......................................  22 1/2  19 3/8   .185
    Fourth Quarter.....................................   23     18 7/8   .185
   1994
    First Quarter...................................... $29 1/2 $23 3/4  $.185
    Second Quarter.....................................  25 3/8  19 1/4   .185
    Third Quarter......................................  20 1/4  18 1/4   .185
    Fourth Quarter.....................................  20 3/4  16 3/4   .185

  The approximate number of security holders of the Company's common stock was 3,277 as of February 28, 1996. This number does not include the number of security holders for whom shares are held in a "nominee" or "street" name.

ITEM 6. SELECTED FINANCIAL DATA.

                           1995          1994     1993          1992          1991
                         --------      -------- --------      --------      --------
                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net Sales............... $597,095      $535,099 $516,140      $528,372      $520,496
Total Assets............  556,562       496,270  456,500       438,099       458,752
Long-Term Debt..........   79,502        60,455   62,300(/2/)   14,312(/2/)   58,365
Restructuring,
 Severance, Merger,
 Asset Impairment and
 Plant Closure Costs....   33,927         4,372       --            --        22,372
Gains on Sales of
 Certain Assets.........    5,287         4,652       --            --            --
Income before Change in
 Accounting Principle...   19,927(/1/)   32,972   39,136        42,541        22,834(/4/)
Cumulative Effect of
 Change in Accounting
 Principle (1991 is net
 of $2,539 in Income
 Taxes).................       --            --    1,879(/3/)       --        (4,928)(/3/)
Earnings Per Share
 before Change in
 Accounting Principle...      .56(/1/)      .94     1.12          1.22           .66(/4/)
Cash Dividends Per
Share...................      .74           .74      .72           .68           .64

--------
(1) In 1995, after considering estimated tax benefits of $9,421, the effect of restructuring, severance, asset impairment, plant closure costs and gains on sales of certain assets was to reduce income by $19,219, or $.55 per share. See Notes 2 and 3 to the Consolidated Financial Statements in Item 8 of this Report for additional discussion of these charges.
(2) The 8.75% Notes totaling $43,000 were due November 1, 1993 and as of December 31, 1992 were classified as current portion of long-term debt. These 8.75% notes were refinanced on November 1, 1993 with $45,000 of 6.34% Senior Notes due November 1, 2000. See Note 5 to the Consolidated Financial Statements in Item 8 of this Report.

(3) In 1993, the cumulative effect of the change in accounting principle represents a credit relating to the adoption of a new accounting standard involving income taxes. See Note 6 to the Consolidated Financial Statements in Item 8 of this Report for further discussion of this credit. In 1991, the cumulative effect of the change in accounting principle represents a charge relating to the adoption of a new accounting standard involving postretirement benefits other than pensions.
(4) In 1991, after considering the estimated tax benefits of $5,235, the effect of restructuring and merger expenses was to reduce income by $17,137, or $.50 per share.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY

  The following table sets forth for the periods indicated (i) percentages which certain items reflected in the accompanying Consolidated Statements of Income bear to net sales of the Company and (ii) the percentage increase or decrease of amounts of such items as compared to the indicated prior period:

                                                         PERCENTAGE INCREASE
                                    PERCENTAGE OF NET       (DECREASE) OF
                                          SALES                AMOUNTS
                                    -------------------  ---------------------
                                       YEARS ENDED
                                      DECEMBER 31,           YEARS ENDED
                                    -------------------  ---------------------
                                    1995   1994   1993    1995-94     1994-93
                                    -----  -----  -----  ---------   ---------
Net Sales.........................  100.0  100.0  100.0        11.6         3.7
Cost and Expenses:
 Cost of sales....................   60.6   58.9   57.4        14.8         6.3
 Selling, general and
  administrative..................   27.3   29.7   28.9         2.8         6.3
 Restructuring and severance
  costs...........................    3.8     --     --           *           *
 Impairment of assets held for
  sale............................    1.4     --     --           *           *
 Plant closure and related costs..     .5     .8     --           *           *
 Interest expense.................    1.0    1.0    1.1        13.0        (6.0)
 Interest income..................    (.2)   (.3)   (.3)      (21.5)      (19.2)
 Translation loss.................     --     .2     .4           *           *
 Other, net.......................     .2    (.1)    .5           *           *
Income before Income Taxes and
 Change in Accounting
 Principle........................    5.4    9.8   12.0       (38.6)      (15.7)
Provision for Income Taxes........    2.1    3.6    4.4       (37.0)      (15.7)
Income before Change in Accounting
 Principle........................    3.3    6.2    7.6       (39.6)      (15.7)
Cumulative Effect of Change in
 Accounting Principle.............     --     --     .3           *           *
Net Income........................    3.3    6.2    7.9       (39.6)      (19.6)

--------
* Percentage not meaningful

RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN THOUSANDS)

 Net Sales

  Net sales increased 12% in 1995 compared with a 4% increase in 1994. Shown below is an analysis of the change in net sales.

                                   ANALYSIS OF NET SALES INCREASE (DECREASE)
                                   ---------------------------------------------
                                                  YEARS ENDED
                                   ---------------------------------------------
                                        1995-1994             1994-1993
                                   ---------------------------------------------
Domestic:
  Internal growth (decrease)...... $ 4,744      2.1%     $(4,257)     (1.9)%
                                   -------               -------
International:
  Internal growth.................  40,181     13.1%       7,069       2.5%
  Exchange rate effect............  17,071      5.6%       7,288       2.5%
                                   -------               -------
  Total international.............  57,252     18.7%      14,357       5.0%
                                   -------               -------
Acquisitions......................      --        *        8,859         *
                                   -------               -------
Total Net Sales Increase.......... $61,996     11.6%     $18,959       3.7%
                                   =======               =======

--------
* Percentage not meaningful

  The Company's sales and results of operations outside the United States are subject to the inherent risk of fluctuations in currency rates. During 1995 and 1994, Asia-Pacific and European currencies strengthened in relation to the U.S. dollar, resulting in $17,071 and $7,288 of additional net sales, respectively, related to currency fluctuations.

 Cost and Expenses

  Cost of sales as a percentage of sales were 60.6%, 58.9% and 57.4% in 1995, 1994, and 1993, respectively. Over the last three years, the Company has been experiencing increased price competition, especially in the Asia-Pacific region in 1995 and the U.S. and Europe in 1994 and 1993. In 1995, lower margin project business increased over 1994.

  To counteract this trend of reduced gross margins, the Company is continuing its cost reduction initiatives. All major plants are emphasizing simplified and shortened business processes, improvements in efficiency and on-time deliveries, and reduced inventory levels. Other product cost reduction steps include the redesign of certain products, the implementation of new manufacturing systems and reducing component procurement costs.

  Selling, general and administrative expenses increased by 3% and 6% in 1995 and 1994, respectively. Excluding foreign currency fluctuations, these expenses were flat in 1995 and increased 5% in 1994. In 1995, selling, general and administrative expenses remained flat while sales increased 8% in local currencies due primarily to the cost reducing impact of the first quarter 1995 workforce reduction. In 1994, approximately one-half of the increase in these expenses was in the Asia-Pacific region, where the Company was experiencing significant sales growth. Other items contributing to the increase in selling, general and administrative expenses in 1994 included information systems expenses associated with various systems implementations, employee termination costs and litigation expenses.

  Restructuring and severance costs of $22,822, or $.43 per share, relate to two initiatives during 1995 to streamline operations and divest underperforming assets. The first initiative was a worldwide workforce reduction in the first quarter of 1995 that resulted in the elimination of approximately 270 positions. Severance related costs associated with these terminations totaled $8,458 before income taxes, or $.15 per share. This workforce reduction was substantially completed by the end of the second quarter of 1995.

  The second initiative started in the fourth quarter of 1995 when the Company recorded a charge of $14,364 before income taxes, or $.28 per share, for restructuring and severance costs related to further operational consolidation and divestiture of underperforming assets. Of this amount, approximately $11,700 relates to future cash outflows, while the remainder represents non-cash write-offs of current assets. The Company's restructuring plans center around the reorganization of the Company's operations into two groups: the Industrial Valves and Controls Group and the Engineered Products Group. This alignment will allow for reductions in the infrastructure previously necessary to support a larger number of divisions. The divestiture of underperforming assets includes a discontinued product line and several small businesses with total annual sales of approximately $13 million. In connection with this divestiture decision, the Company also recognized a charge of $8,174 before income taxes, or $.16 per share, in the fourth quarter of 1995 relating to the impairment in certain long-lived assets held for sale as part of these divestitures.

  The restructuring and divestiture plans initiated by the Company in the fourth quarter of 1995 are expected to result in the reduction of an additional 260 positions. Approximately 120 of these positions are related to activities being divested and 140 are associated with ongoing operations. It is expected that these actions will reduce operating costs by approximately $10 million before income taxes on an annual basis. Projected timing of these initiatives indicates approximately one-third of this annual benefit will impact 1996.

  Plant closure costs of $2,931 were recognized in 1995 in connection with the closure of a manufacturing facility in Indiana. This is in addition to the $4,372 which was recorded in 1994. The 1995 costs include incremental costs incurred at the facilities to which operations have been transferred. The 1994 costs include $2,710 of termination pay and disposition of the Company's pension obligations related to the facility. The remainder of these costs reflect the value of assets at the facility that will not be recovered, as well as estimates of the costs associated with moving the facility's manufacturing operations to other locations. The Company has terminated approximately 155 employees from the plant, of which 58% were hourly workers involved in manufacturing processes and 42% were involved in engineering and administrative functions. The Company does not expect to incur any additional costs associated with the termination of operations at this facility.

  Other, net, includes amortization of debt costs and intangible assets as well as exchange gains and losses on transactions denominated in foreign currencies. In 1995, other, net includes gains of $5,287 in connection with the dispositions of an interest in a former subsidiary and of the Company's previous facility in Mexico. In 1994, other, net, includes a gain of $4,652 related to the sale of the Company's previous manufacturing facility in South Korea.

  The Company's effective income tax rates were 38%, 37% and 37% in 1995, 1994 and 1993, respectively. The Company provides for taxes on all unremitted foreign earnings at a rate not less than the U.S. statutory rate. The difference between the domestic statutory tax rate and the actual effective tax rate is primarily due to net operating losses of certain foreign entities not currently realizable for tax purposes. The effective tax rate in 1993 includes the remeasurement of deferred tax assets at the current U.S. statutory rate in accordance with the new accounting standard for income taxes. See Note 6 to the Consolidated Financial Statements in Item 8 of this Report for additional information on income taxes.

  The Internal Revenue Service ("IRS") has examined the Company's federal income tax returns for calendar years 1989 through 1991. The Company has resolved most issues with the IRS for 1989 and 1990. The Company is vigorously contesting the remaining issues for these two years. In addition, the IRS has recommended an assessment of additional tax for calendar year 1991. The IRS's examination of the Company's 1992 tax return has not yet been completed. Management believes that any adjustment that may result from these examinations will not have a material adverse impact on the Company's consolidated financial position or future results of operations.

  The 1993 cumulative effect of the change in accounting principle of $1,879 represents a credit relating to the adoption of the new accounting standard for income taxes. See Note 6 to the Consolidated Financial Statements in Item 8 of this Report for additional information.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN THOUSANDS)

  The Company's financial position remained strong during 1995. At December 31, 1995, the Company had working capital of $174,189 compared to $185,684 at December 31, 1994. During 1995, the Company incurred capital expenditures of $21,045 (net of proceeds from disposals) and paid cash dividends of $26,170. Management is not aware of any potential impairments to the Company's liquidity, and believes its internal and existing external sources of cash will provide the necessary funds with which to meet its expected obligations.

INFLATION

  During each year, inflation has had a relatively minor effect on the majority of Keystone's operations. However, in Brazil, which accounted for only 2% of total net sales and 5% of total income before restructuring, severance and asset impairment in 1995, inflation often makes the operating environment somewhat difficult. The 1995 translation losses reflected on the Consolidated Statements of Income, included in Item 8 of this Report, result from these operations.

OTHER MATTERS

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal year 1996. The adoption of SFAS No. 123 is not expected to have a material effect upon the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The response to this item is submitted as a separate section of this Report on page 10.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

  Part III (Items 10 through 13) is omitted because the Registrant expects to file with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1995, a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 which involves the election of directors. If for any reason such a statement is not filed within such a period, this Report will be appropriately amended.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) and (2): The response to this portion of Item 14 is submitted as a separate section of this Report on page 10.

  (a)(3) Exhibits:

                                                  INCLUDED IN THIS FILING OR
 EXHIBIT NUMBER AND DESCRIPTION                  INCORPORATION BY REFERENCE TO
 ------------------------------                 -------------------------------
  (3.1) Articles of Incorporation............   Exhibit 4.1 to Registrant's
                                                Form 10-Q for the quarter ended
                                                June 30, 1988.

  (3.2) Bylaws...............................   Exhibit 3.2 to Registrant's
                                                Form 10-K for the year ended
                                                December 31, 1993.

  (4.1) Form of Note purchase agreement dated
         as of October 15, 1993 between the
         Company and several purchasers......   Exhibit 4.1 to Registrant's
                                                Form 10-K for the year ended
                                                December 31, 1993.

  (4.2) Shareholder Rights Plan dated as of
         March 31, 1990 by and between
         Keystone International, Inc. and
         NationsBank of Texas, N.A., as
         Rights Agent (Shareholder Rights
         Plan)...............................   Exhibit 4.2 to Registrant's
                                                Form 10-K for the year ended
                                                December 31, 1990.

  (4.3) Agreement of the Company to provide
         to the Commission, upon request,
         copies of certain long-term debt
         agreements..........................   Exhibit 4.3 to Registrant's Form
                                                10-K for year ended December 31,
                                                1991.

 (10.1) Keystone International, Inc. 1985
         Incentive Stock Plan as amended.....   Exhibit 4(a) to Registrant's
                                                Registration Statement No. 33-
                                                37053.

 (10.2) 1994 Directors' Stock Option Plan....   Exhibit 10-A to Registrant's
                                                Form 10-Q for the quarter ended
                                                June 30, 1995.

 (10.3) Form of Change of Control Agreement
         dated December 15, 1995 between the
         Company and Mssrs. French, Baldwin,
         Hyland and certain other non-
         executive officer management
         personnel...........................   Filed herewith.

 (10.4) Change of Control Agreement dated
         December 15, 1995 between the
         Company and Nishan Teshoian.........   Filed herewith.

 (10.5) Transition Agreement dated July 19,
         1995 between the Company and Raymond
         A. LeBlanc..........................   Filed herewith.

 (11.1) Statement re computation of per share
        earnings.............................   See financial statements.

 (21.1) Subsidiaries of the registrant.......   Filed herewith.
 (23.1) Consent of independent public
        accountants..........................   Filed herewith.

  (b) Exhibits and Reports on Form 8-K:

  The Company filed no reports on Form 8-K for the quarter ended December 31, 1995.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of March, 1996.

                                          KEYSTONE INTERNATIONAL, INC.
                                                      Nishan Teshoian
                                          By:__________________________________
                                                    (Nishan Teshoian)
                                             Chairman of the Board and Chief
                                                    Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 7th day of March, 1996.

          Nishan Teshoian            Director and Chief Executive Officer
____________________________________
         (Nishan Teshoian)

          Arthur L. French           Director and Executive Vice
____________________________________ President
         (Arthur L. French)

          Mark E. Baldwin            Vice President and Chief Financial
____________________________________ Officer
         (Mark E. Baldwin)

      J. Gordon Beittenmiller        Corporate Controller
____________________________________
     (J. Gordon Beittenmiller)

         Floyd A. Cailloux           Director
____________________________________
        (Floyd A. Cailloux)

            Bob G. Gower             Director
____________________________________
           (Bob G. Gower)

         F. O'Neil Griffin           Director
____________________________________
        (F. O'Neil Griffin)

         Martin E. Hamilton          Director
____________________________________
        (Martin E. Hamilton)

       Farrell G. Huber, Jr.         Director
____________________________________
      (Farrell G. Huber, Jr.)

           Dale P. Jones             Director
____________________________________
          (Dale P. Jones)

         W. Wayne Patterson          Director
____________________________________
        (W. Wayne Patterson)

          Allen F. Rhodes            Director
____________________________________
         (Allen F. Rhodes)

         Wallace S. Wilson           Director
____________________________________
        (Wallace S. Wilson)

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-K
                          ITEMS 8 AND 14(A)(1) AND (2)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

  The following financial statements of the Registrant and its subsidiaries required to be included in Items 8 and 14(a)(1) are listed below:

                                                                            PAGE
                                                                            ----
   Consolidated balance sheets as of December 31, 1995 and 1994............  12
   For the year ended December 31, 1995, 1994 and 1993:
     Consolidated statements of income.....................................  11
     Consolidated statements of cash flows.................................  13
     Consolidated statements of changes in shareholders' investment........  14
   Notes to consolidated financial statements..............................  15
   Report of independent public accountants................................  25

                               ----------------

  All schedules have been omitted because the conditions requiring their filing do not exist or because the required information is given in the financial statements, including the notes thereto.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    1995      1994      1993
                                                  --------  --------  --------
Net Sales........................................ $597,095  $535,099  $516,140
                                                  --------  --------  --------
Cost and Expenses:
  Cost of sales..................................  361,566   314,915   296,124
  Selling, general and administrative............  163,304   158,810   149,353
  Restructuring and severance costs..............   22,822        --        --
  Impairment of assets held for sale.............    8,174        --        --
  Plant closure and related costs................    2,931     4,372        --
  Interest expense...............................    6,267     5,546     5,897
  Interest income................................   (1,137)   (1,448)   (1,791)
  Translation loss...............................       22       908     2,078
  Other, net.....................................    1,028      (341)    2,358
                                                  --------  --------  --------
                                                   564,977   482,762   454,019
                                                  --------  --------  --------
Income before Income Taxes and Change in
 Accounting Principle............................   32,118    52,337    62,121
Provision for Income Taxes.......................   12,191    19,365    22,985
                                                  --------  --------  --------
Income before Change in Accounting Principle.....   19,927    32,972    39,136
Cumulative Effect of Change in Accounting
 Principle.......................................       --        --     1,879
                                                  --------  --------  --------
Net Income....................................... $ 19,927  $ 32,972  $ 41,015
                                                  ========  ========  ========
Earnings Per Share:
  Income before change in accounting principle... $    .56  $    .94  $   1.12
  Cumulative effect of change in accounting
   principle.....................................       --        --       .05
                                                  --------  --------  --------
    Total........................................ $    .56  $    .94  $   1.17
                                                  ========  ========  ========


   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994
                             (AMOUNTS IN THOUSANDS)

                                                      1995      1994
                                                    --------  --------
                               ASSETS
Current Assets:
  Cash and cash equivalents........................ $ 12,879  $ 18,688
  Receivables (principally trade accounts, net of
   allowances for doubtful accounts of $6,037 in
   1995 and $4,968 in 1994)........................  160,580   131,532
  Inventories......................................  167,970   157,807
  Prepayments and other............................    6,112     4,625
                                                    --------  --------
                                                     347,541   312,652
                                                    --------  --------
Property, Plant and Equipment:
  Land.............................................   22,451    22,230
  Buildings and improvements.......................   94,737    85,168
  Machinery and equipment..........................  217,913   195,329
                                                    --------  --------
                                                     335,101   302,727
  Less -- accumulated depreciation.................  184,906   154,164
                                                    --------  --------
                                                     150,195   148,563
                                                    --------  --------
Other Assets.......................................   58,826    35,055
                                                    --------  --------
                                                    $556,562  $496,270
                                                    ========  ========
               LIABILITIES & SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Current portion of long-term debt................ $  2,470  $  3,894
  Short-term bank borrowings.......................   28,430    15,156
  Accounts payable.................................   42,057    35,843
  Accrued liabilities..............................   87,388    60,908
  Dividends payable................................    6,556     6,532
  Income taxes payable.............................    6,451     4,635
                                                    --------  --------
                                                     173,352   126,968
                                                    --------  --------
Long-Term Debt:
  6.34% Senior Notes payable.......................   45,000    45,000
  Other long-term notes payable....................   34,502    15,455
                                                    --------  --------
                                                      79,502    60,455
                                                    --------  --------
Deferred Income Taxes..............................    2,740     6,575
Other Long-Term Liabilities........................   18,080    15,873
                                                    --------  --------
                                                      20,820    22,448
                                                    --------  --------
Commitments and Contingencies
Shareholders' Investment:
  Common stock, $1.00 par value, 50 million shares
   authorized......................................   35,881    35,845
  Additional paid-in capital.......................  112,419   111,615
  Retained earnings................................  140,627   146,131
  Treasury stock, at cost..........................   (7,018)   (8,067)
  Unamortized restricted stock grant expense.......   (3,739)   (4,307)
  Foreign currency translation adjustments.........    4,718     5,182
                                                    --------  --------
                                                     282,888   286,399
                                                    --------  --------
                                                    $556,562  $496,270
                                                    ========  ========

   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (AMOUNTS IN THOUSANDS)

                                                      1995     1994     1993
                                                     -------  -------  -------
Cash Flows From Operating Activities:
  Net income........................................ $19,927  $32,972  $41,015
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Restructuring and severance costs...............  14,364       --      ---
    Impairment of assets held for sale..............   8,174       --       --
    Depreciation....................................  23,554   19,868   18,137
    Amortization....................................   5,479    5,740    6,400
    Cumulative effect of change in accounting
     principle......................................      --       --   (1,879)
    Increase (decrease) in deferred income taxes....  (3,485)   5,756    3,012
    Gain on sale of interest in former subsidiary...  (4,578)      --       --
    Gain on sale of property, plant and equipment...    (834)  (5,538)  (1,347)
    Increase in receivables......................... (25,614)  (6,595) (16,200)
    Decrease (increase) in inventories..............  (4,770) (17,536)     709
    Decrease (increase) in prepayments and other
     assets.........................................  (2,811)     900  (11,851)
    Increase (decrease) in accounts payable and
     other liabilities..............................  (3,555)  10,048      919
    Increase (decrease) in income taxes payable.....   1,716   (5,220)  (1,541)
                                                     -------  -------  -------
Net Cash Provided by Operating Activities...........  27,567   40,395   37,374
                                                     -------  -------  -------
Cash Flows From Investing Activities:
  Proceeds from the sale of interest in former
   subsidiary.......................................   4,843       --       --
  Purchases of property, plant and equipment........ (25,134) (35,111) (34,781)
  Proceeds from sale of property, plant and
   equipment........................................   4,089   11,097    4,784
  Acquisitions, net of cash acquired................ (19,443)      --       --
  Proceeds from long-term investments...............      --       --      832
                                                     -------  -------  -------
Net Cash Used by Investing Activities............... (35,645) (24,014) (29,165)
                                                     -------  -------  -------
Cash Flows From Financing Activities:
  Increase (decrease) in short-term bank borrowings.  11,177    7,360     (276)
  Payments on long-term debt........................  (9,551)  (6,037) (46,348)
  Proceeds from issuance of long-term debt..........  24,343    4,564   50,193
  Cash dividends paid............................... (26,170) (25,890) (24,876)
  Proceeds from stock plans and other...............   2,403    2,212    3,658
                                                     -------  -------  -------
Net Cash Provided (Used) by Financing Activities....   2,202  (17,791) (17,649)
                                                     -------  -------  -------
Effect of Exchange Rate Changes on Cash and Cash
 Equivalents........................................      67      225      (77)
                                                     -------  -------  -------
Decrease in Cash and Cash Equivalents...............  (5,809)  (1,185)  (9,517)
Cash and Cash Equivalents at Beginning of Year......  18,688   19,873   29,390
                                                     -------  -------  -------
Cash and Cash Equivalents at End of Year............ $12,879  $18,688  $19,873
                                                     =======  =======  =======

   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    1995      1994      1993
                                                  --------  --------  --------
Common Stock, $1.00 Par Value:
  Beginning balance.............................. $ 35,845  $ 35,777  $ 35,705
  Issuance of stock under various plans and
   other.........................................       36        68        72
                                                  --------  --------  --------
  Ending balance.................................   35,881    35,845    35,777
                                                  --------  --------  --------
Additional Paid-in Capital:
  Beginning balance..............................  111,615   110,231   108,157
  Tax effect in connection with stock options and
   grants........................................      (62)      114       200
  Issuance of stock under various plans and
   other.........................................      866     1,270     1,874
                                                  --------  --------  --------
  Ending balance.................................  112,419   111,615   110,231
                                                  --------  --------  --------
Retained Earnings:
  Beginning balance..............................  146,131   138,550   122,556
  Net income.....................................   19,927    32,972    41,015
  Cash dividends declared ($.74, $.74 and $.72
   per share in 1995, 1994 and 1993,
   respectively).................................  (26,194)  (26,096)  (25,264)
  Issuance of treasury stock.....................      763       705       243
                                                  --------  --------  --------
  Ending balance.................................  140,627   146,131   138,550
                                                  --------  --------  --------
Treasury Stock, at Cost:
  Beginning balance (778 shares at 1-1-93).......   (8,067)   (9,535)  (11,924)
  Exercise of stock options......................      627       278     1,545
  Restricted stock grant plans...................       67       914       510
  Other..........................................      355       276       334
                                                  --------  --------  --------
  Ending balance (442 shares at 12-31-95)........   (7,018)   (8,067)   (9,535)
                                                  --------  --------  --------
Unamortized Restricted Stock Grant Expense:
  Beginning balance..............................   (4,307)   (4,209)   (4,961)
  Issuance of grants, net of cancellations.......     (577)   (1,412)   (1,189)
  Amortization...................................    1,145     1,314     1,941
                                                  --------  --------  --------
  Ending balance.................................   (3,739)   (4,307)   (4,209)
                                                  --------  --------  --------
Foreign Currency Translation Adjustments:
  Beginning balance..............................    5,182      (182)    3,076
  Translation adjustments........................     (714)    8,252    (4,624)
  Income tax adjustments.........................      250    (2,888)    1,366
                                                  --------  --------  --------
  Ending balance.................................    4,718     5,182      (182)
                                                  --------  --------  --------
Total Shareholders' Investment................... $282,888  $286,399  $270,632
                                                  ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Consolidation -- The consolidated financial statements include the accounts of Keystone International, Inc. and its subsidiaries ("Keystone" or the "Company"). All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of prior period amounts have been made to conform to current period classifications.

  Foreign Currency Translation -- Assets and liabilities of most foreign subsidiaries are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates for the year. Since the functional currencies of these subsidiaries are not the U.S. dollar, the resulting translation adjustments are recorded as a separate component of shareholders' investment. Translation gains and losses relating to the Company's Brazilian subsidiary, which operates in a highly inflationary economy, are charged to income. Because exchange rate changes do not themselves give rise to cash flows, their effects on items other than cash and cash equivalents are excluded from the Consolidated Statements of Cash Flows.

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

  New Accounting Standards -- In 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of this standard did not have a significant impact on the Company's financial position or results of operations.

  In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal year 1996. The adoption of SFAS No. 123 is not expected to have a material effect upon the Company's financial position or results of operations.

  Estimates -- Financial statements prepared in accordance with generally accepted accounting principles require the use of management estimates. See
Note 3 regarding the estimates related to restructuring activities.

(2) ACQUISITIONS AND PLANT CLOSING

  In November 1995, the Company acquired 95% of the shares of Gachot, S. A., a publicly traded French manufacturer of ball valves, and 100% of the shares of Chemat GmbH, a privately held German affiliate of Gachot, S.A. that distributes ball valves (collectively referred to as "Gachot/Chemat"). The purchase price for Gachot/Chemat totaled $20,905.

  The acquisitions were accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of purchase price over net assets acquired approximated $30 million and will be amortized over 25 years using the straight-line method. The estimates of the fair market values as of the date of acquisition of net assets acquired are subject to adjustment based on the results of appraisals currently being conducted. Any such adjustments will be reflected in the amount of excess of purchase price over net assets acquired.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

  Plant closure costs of $2,931 were recognized in 1995 in connection with the closure of a manufacturing facility in Indiana. This is in addition to the $4,372 which was recorded in 1994. The 1995 costs include incremental costs incurred at the facilities to which operations have been transferred. The 1994 costs include $2,710 of termination pay and disposition of the Company's pension obligations related to the facility. The remainder of these costs reflect the value of assets at the facility that will not be recovered, as well as estimates of the costs associated with moving the facility's manufacturing operations to other locations. The Company has terminated approximately 155 employees from the plant, of which 58% were hourly workers involved in manufacturing processes and 42% were involved in engineering and administrative functions. The Company does not expect to incur any additional costs associated with the termination of operations at this facility.

(3) RESTRUCTURING, SEVERANCE AND ASSET IMPAIRMENT

  During the first quarter of 1995, the Company recorded a charge of $8,458 before income taxes, or $.15 per share, and during the fourth quarter of 1995, the Company recorded a charge of $14,364 before income taxes, or $.28 per share, for restructuring and severance related costs. The first quarter charge represented severance costs in connection with a worldwide workforce reduction of approximately 270 positions. This reduction was substantially completed by the end of the second quarter of 1995. The fourth quarter charge relates to restructuring plans focused on further streamlining of operations and divestiture of underperforming assets. These steps are expected to result in the reduction of an additional 260 positions. Approximately 120 of these positions are related to business activities being divested and 140 are associated with ongoing operations. The restructuring charge includes severance and related costs of $9,295, the write-down of certain assets totaling $2,732 and $2,337 of other costs associated with divesting assets. The divestiture of underperforming assets includes a discontinued product line and several small businesses with total annual sales of approximately $13 million. In connection with this divestiture decision, the Company also recognized a charge of $8,174 before income taxes, or $.16 per share, in the fourth quarter of 1995 relating to impairment of certain long-lived assets held for sale as part of these divestitures.

  The aggregate balance of the restructuring-related liabilities as of December 31, 1995 was $10,939. The majority of these liabilities should be paid or settled during 1996.

  Management has made estimates of the amounts necessary to implement its restructuring and asset divestiture plans. It is reasonably possible that management's estimates of these amounts will change as the Company proceeds with these initiatives.

(4) INVENTORIES

  Inventories are stated at cost which is not in excess of market. Keystone uses the last-in, first-out (LIFO) method of determining inventory cost for most of its domestic inventories. Inventories valued at LIFO cost comprised approximately 33% of consolidated inventories at December 31, 1995. The remainder of Keystone's inventories are costed using the first-in, first-out
(FIFO) method.

  Inventories, which include material, labor and manufacturing overhead costs, consisted of the following at December 31, 1995 and 1994:

                                                               1995      1994
                                                             --------  --------
   Raw materials and partS.................................. $ 23,867  $ 16,526
   Work-in-process..........................................   20,314    24,368
   Components, sub-assemblies and finished goods............  125,635   119,812
   Less: LIFO adjustment....................................   (1,846)   (2,899)
                                                             --------  --------
                                                             $167,970  $157,807
                                                             ========  ========

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

(5) LONG-TERM DEBT AND SHORT-TERM BANK BORROWINGS

  In November 1995, the Company financed the Gachot/Chemat acquisition with a 66,000 French franc denomiated note (equivalent to approximately $13,457 as of December 31, 1995) at an effective rate of 6.68%, and a 14,300 German mark denominated note (equivalent to approximately $9,954 as of December 31, 1995) at an effective rate of 5.89%. Both are payable in November 2000. See Note 2 for further discussion of the Gachot/Chemat acquisition.

  In November 1993, the Company refinanced its 8.75% notes totaling $43,000 with $45,000 of 6.34% Senior Notes due November 1, 2000. Other long-term notes payable at December 31, 1995 bear weighted average interest rates of approximately 8% and consist primarily of debt related to the construction of new manufacturing facilities in Japan and Korea and debt assumed in two 1989 Italian acquisitions. The fair value of the Senior Notes at December 31, 1995 approximates book value based on current market interest rates and discounted future cash flows. The Company believes, based upon current terms, that the carrying value of all other long-term debt approximates fair value.

  The Company's long-term debt agreements contain various covenants including a requirement that the Company maintain a ratio of debt to capital below 55%.

  Annual maturities of all long-term debt for the next five years are as follows: 1996 -- $2,470; 1997 -- $3,966; 1998 -- $2,356; 1999 -- $1,529; 2000
-- $24,844; 2001 and thereafter -- $46,807.

  Short-term bank borrowings of $28,430 at December 31, 1995 primarily represent borrowings under various committed and uncommitted lines of credit totaling $107,000. Interest rates on these borrowings vary according to the country in which the funds are borrowed, but generally approximate the market rate of interest.

  The Company made cash interest payments of $5,661, $5,081 and $5,654 during 1995, 1994 and 1993, respectively.

(6) INCOME TAXES

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109-- "Accounting for Income Taxes." This statement provides, among other things, for the recognition and presentation of deferred tax assets and liabilities considering the future consequences of temporary differences between the financial statement bases and the tax bases of assets and liabilities using the tax rates in effect during the period when taxes are actually paid or recovered.

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

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

  The income tax provisions (benefits) are summarized as follows:

                                                         1995     1994    1993
                                                        -------  ------- -------
Current:
  Domestic............................................. $ 2,738  $ 1,346 $ 7,286
  Foreign..............................................  12,903   11,911  11,707
                                                        -------  ------- -------
                                                        $15,641  $13,257 $18,993
                                                        =======  ======= =======
Deferred:
  Domestic............................................. $  (658) $ 3,580 $ 1,014
  Foreign..............................................  (2,792)   2,528   2,978
                                                        -------  ------- -------
                                                        $(3,450) $ 6,108 $ 3,992
                                                        =======  ======= =======

  The significant components of the net deferred tax liability at December 31, 1995 and 1994 are as follows:

                                                               1995     1994
                                                              -------  -------
Deferred Taxes Relating to:
  Deferred tax liabilities:
    Property, plant and equipment and other assets........... $ 4,675  $ 6,411
    Unremitted foreign earnings..............................   7,011    5,691
    Other, net...............................................   7,140    4,692
                                                              -------  -------
  Sub-total deferred tax liabilities.........................  18,826   16,794
                                                              -------  -------
  Deferred tax (assets):
    Inventories..............................................  (5,768)  (4,793)
    Accounts payable and accrued liabilities.................  (9,683)  (4,823)
    Other long-term liabilities..............................  (3,175)  (3,393)
                                                              -------  -------
  Sub-total deferred tax (assets)............................ (18,626) (13,009)
                                                              -------  -------
  Net deferred tax liabilities before cumulative translation
   adjustment................................................     200    3,785
                                                              -------  -------
  Cumulative translation adjustment..........................   2,540    2,790
                                                              -------  -------
  Net deferred tax liability................................. $ 2,740  $ 6,575
                                                              =======  =======

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

  During 1995 and 1994, deferred income taxes were provided for significant temporary differences between revenue and expenses for tax and financial statement purposes. Following is a summary of the significant components of the deferred income tax provision (benefit):

                                                                1995     1994
                                                               -------  ------
   Property, plant and equipment and other.................... $(1,736) $ (448)
   Unremitted foreign earnings................................   1,320      --
   Inventories................................................    (975)   (477)
   Accounts payable and accrued liabilities...................  (4,860) (1,412)
   Other long-term liabilities................................     218     190
   Other, net.................................................   2,583   8,255
                                                               -------  ------
     Deferred income tax provision............................ $(3,450) $6,108
                                                               =======  ======

  A reconciliation between the actual provision for income taxes and income taxes computed by applying the federal statutory rate follows:

                                                       1995    1994     1993
                                                      ------- -------  -------
   Taxes computed using statutory rate............... $11,241 $18,318  $21,743
   Foreign losses for which no tax benefit is
    recognized, net..................................     419   1,455    2,029
   State income taxes................................     378     370      297
   Other, net........................................     153    (778)  (1,084)
                                                      ------- -------  -------
     Actual tax provision............................ $12,191 $19,365  $22,985
                                                      ======= =======  =======

  The Company made cash tax payments, net of refunds, of approximately $13,514, $18,597 and $20,651 during 1995, 1994 and 1993, respectively.

  Income before income taxes of foreign subsidiaries was $31,196 in 1995, $35,608 in 1994 and $36,215 in 1993.

  The Internal Revenue Service ("IRS") has examined the Company's federal income tax returns for calendar years 1989 through 1991. The Company has resolved most issues with the IRS for 1989 and 1990. The Company is vigorously contesting the remaining issues for these two years. In addition, the IRS has recommended an assessment of additional tax for calendar year 1991. The IRS's examination of the Company's 1992 tax return has not yet been completed. Management believes that any adjustment that may result from these examinations will not have a material adverse impact on the Company's consolidated financial position or future results of operations.

(7) SHAREHOLDERS' INVESTMENT

  Incentive Stock Plans -- Keystone has a number of restricted stock grant and stock option plans which are incentive stock plans administered by a committee of outside directors for the benefit of the Company's key employees. As of December 31, 1995, 926 shares were available for award under these plans.

  Shares issued under the stock grant plans are owned by the employees at the time of grant, subject to certain restrictions, principally continued employment with Keystone for a period to be set by the committee, typically ranging from five to ten years. The deferred compensation expense related to the stock grants is being amortized to expense on a straight-line basis over the period of time the stock is restricted, and the unamortized portion is classified as a reduction of shareholders' investment in the accompanying Consolidated Balance Sheets. As of December 31, 1995, there were 274 shares as to which restrictions had not lapsed under the stock grant plans.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

  Stock options are generally issued at exercise prices which are not less than the fair market value at the date of grant. Information about Keystone's stock option plans for the three years ended December 31, 1995 is set forth below:

                                                    NUMBER OF OPTION PRICE RANGE
                                                     SHARES       PER SHARE
                                                    --------- ------------------
   Options outstanding at December 31, 1992........     547      7.60 - 26.94
   Options issued..................................     263     24.63 - 26.75
   Options exercised, canceled or converted........    (145)     7.60 - 24.88
                                                      -----
   Options outstanding at December 31, 1993........     665      8.43 - 26.94
   Options issued..................................     178     19.13 - 27.44
   Options exercised, canceled or converted........     (62)     8.43 - 26.94
                                                      -----
   Options outstanding at December 31, 1994........     781     10.90 - 27.44
   Options issued..................................     368      8.63 - 21.75
   Options exercised, canceled or converted........     (62)    14.25 - 26.94
                                                      -----
   Options outstanding at December 31, 1995........   1,087      8.63 - 27.44
                                                      =====
   Exercisable options at December 31, 1995........      33     10.31 - 21.06
                                                      =====

  Shareholder Rights Plan--In June 1990, the Company adopted a Shareholder Rights Plan and declared a dividend of one Depository Preferred Share purchase right ("Right") for each share of Common Stock outstanding at the close of business on July 2, 1990. Each Right entitles the shareholder to buy from the Company 1/1000 of a share of a new series of preferred stock at an exercise price of $80 per Right. The Board of Directors has authorized 900 preferred shares, designated as Preferred Shares -- Junior Participating Series A, for issuance upon exercise of such Rights. The Rights will not be exercisable unless a party acquires, or announces a tender offer for, beneficial ownership of 20% or more of the Company's Common Stock. The Rights may be redeemed by the Company at a price of $.001 per Right at any time prior to their expiration on March 31, 2000 or any earlier distribution of Rights certificates in accordance with the terms of the plan.

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

(8) EARNINGS PER SHARE

  Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. The weighted average number of common and common equivalent shares used in computing earnings per share was 35,372, 35,250 and 35,085 in 1995, 1994 and 1993, respectively. There is no significant difference between earnings per share on a primary and a fully diluted basis.

(9) EMPLOYEE BENEFIT PLANS

  Defined Contribution and Benefit Plans -- Keystone has qualified and non-qualified profit sharing and stock bonus plans for employees of its domestic operations. Contributions to these plans, which may be in the form of cash or shares of the Company's stock, are based on a discretionary percentage (as approved by

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES the Board of Directors) of pretax income before profit sharing and stock bonus contributions. Certain foreign subsidiaries and one domestic subsidiary also maintain retirement benefit plans for their employees. Keystone's expenses related to these profit sharing, stock bonus and retirement benefit plans were $5,544 in 1995, $5,239 in 1994, and $5,183 in 1993.

  Postretirement Benefit Plans -- The Company maintains an unfunded, defined contribution postretirement medical benefit program for those domestic retirees with at least 25 years of service. Postretirement benefit expenses charged to operating income were $105, $92, $991 for 1995, 1994, and 1993, respectively. These amounts included credits of $283 for gain amortization in each of 1995 and 1994.

  Other long-term liabilities included $8,881 and $9,491 at December 31, 1995 and 1994, respectively, related to the long-term obligation for postretirement benefits.

(10) COMMITMENTS AND CONTINGENCIES

  Litigation -- Keystone and its subsidiaries are engaged in various claims and litigation arising from their operations. In the opinion of management, uninsured losses, if any, resulting from these matters will not have a material adverse impact on the financial position or results of operations of the Company.

  Rental Expense -- Rental expense was $5,229, $5,697 and $6,322 for 1995, 1994 and 1993, respectively. The Company has entered into various leases, including an insignificant amount of capital leases, which provide for future minimum lease payments as follows: 1996 -- $4,407; 1997 -- $3,155; 1998 -- $2,009;
1999-- $1,463; 2000 -- $685; 2001 and thereafter $3,306.

  Letters of Credit -- At December 31, 1995 and 1994, the Company had outstanding letters of credit of $6,092 and $5,447, respectively.

  Concentrations of Credit Risk -- The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, trade receivables and financial instruments used to hedge foreign currency exposures. The Company's cash equivalents are high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across industries and geographic regions. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. See Item I of this Report for information on trade receivables.

  From time to time, the Company enters into forward exchange contracts and borrows in foreign currencies to mitigate the effect of exchange rate fluctuations on identifiable transactions. These hedging techniques limit exchange rate exposure and the resulting impact on the Company's reported margins. Concentrations of credit risk with respect to foreign exchange contracts are minimal due to the limited use of such contracts by the Company. At December 31, 1995, the Company has obligations of $2,600 under forward exchange contracts primarily for Dutch guilders, with various settlement dates throughout 1996.

  On an overall basis, management does not believe the Company is exposed to concentrations of credit risks that are likely to have a material impact on the Company's financial position or results of operations.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

  (11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following is a tabulation of the unaudited quarterly results of operations for each of the two years ended December 31, 1995:

                                             YEAR ENDED DECEMBER 31, 1995
                                      ------------------------------------------
                                                  THREE MONTHS ENDED
                                      ------------------------------------------
                                      MARCH 31  JUNE 30   SEPTEMBER 30 DECEMBER 31
                                      --------  --------  ------------ -----------
Net Sales............................ $138,178  $152,137   $147,264    $159,516
Gross Profit.........................   54,651   61,054      59,041      60,783
% of Net Sales.......................     39.6%    40.1%       40.1%       38.1%
Net Income........................... $  4,037  $  9,763   $ 11,551    $ (5,424)
% of Net Sales.......................      2.9%      6.4%       7.8%       (3.4)%
Earnings Per Share................... $    .11 $     .28   $    .33    $   (.16)
                                             YEAR ENDED DECEMBER 31, 1994
                                      ------------------------------------------
                                                  THREE MONTHS ENDED
                                      ------------------------------------------
                                      MARCH 31   JUNE 30  SEPTEMBER 30 DECEMBER 31
                                      --------   -------- ------------ -----------
Net Sales............................ $121,662   $133,105   $135,896    $144,436
Gross Profit.........................   50,545     56,009     55,370      58,260
% of Net Sales.......................     41.5%      42.1%      40.7%       40.3%
Net Income........................... $  7,232   $  9,212   $  7,420    $  9,108
% of Net Sales.......................      5.9%       6.9%       5.5%        6.3%
Earnings Per Share................... $    .21 $      .26   $    .21    $    .26

(12) INDUSTRY AND GEOGRAPHIC AREA INFORMATION

  Industry Segments -- Keystone operates in one dominant industry segment which involves the design, manufacture and marketing of flow control products. These products primarily include valves and actuators, the devices often used to operate valves. The Company's valves and actuators are generally used in industrial and infrastructure process and flow applications, and range from small, simple products to large, complex configurations.

  There was no single customer which accounted for more than 10% of sales during 1995. Although the Company does not necessarily know the intended use or ultimate customer for all of its products, particularly those sold through distributors, its business is not dependent on a single customer or a few customers. Sales in diverse geographic areas and to a large number of customers and industries lessen exposure to adverse conditions in a single industry or area. These factors, however, do not afford protection against a general economic downturn.

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

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

  Keystone's geographic area data for each of the three years ended December 31, 1995 are as follows:

                                                        NORTH &
                                                         SOUTH
                                    EUROPE,             AMERICA
                                     MIDDLE             EXCEPT
                           UNITED    EAST &    ASIA-      THE
                           STATES    AFRICA   PACIFIC    U.S.    ELIMINATIONS CONSOLIDATED
                          --------  --------  --------  -------  ------------ ------------
1995
Sales to unaffiliated
 customers..............  $232,951  $175,902  $149,700  $38,542    $     --     $597,095
Sales between geographic
 areas..................    45,971    33,131     5,926    3,010     (88,038)          --
                          --------  --------  --------  -------    --------     --------
Net sales...............  $278,922  $209,033  $155,626  $41,552    $(88,038)    $597,095
                          ========  ========  ========  =======    ========     ========
Operating income before
 plant closure,
 restructuring and asset
 impairment.............  $ 30,246  $ 30,920  $ 19,177  $ 5,919    $     --     $ 86,262
Plant closure and
 related costs..........    (2,931)       --        --       --          --       (2,931)
Asset impairment........    (8,024)       --      (150)      --          --       (8,174)
Restructuring and
 severance costs........   (14,721)   (6,248)   (1,508)    (345)         --      (22,822)
                          --------  --------  --------  -------    --------     --------
Operating income........     4,570    24,672    17,519    5,574          --       52,335
General corporate
 expenses...............                                                         (14,038)
Other, net..............                                                          (6,179)
                                                                                --------
Income before income
 taxes..................                                                        $ 32,118
                                                                                ========
Identifiable assets.....   164,410   206,440   140,160   22,203          --     $533,213
Corporate assets........                                                          23,349
                                                                                --------
Total assets............                                                        $556,562
                                                                                ========
1994
Sales to unaffiliated
 customers..............  $228,209  $145,414  $123,791  $37,685    $     --     $535,099
Sales between geographic
 areas..................    34,378    22,206     6,560    3,598     (66,742)          --
                          --------  --------  --------  -------    --------     --------
Net sales...............  $262,587  $167,620  $130,351  $41,283    $(66,742)    $535,099
                          ========  ========  ========  =======    ========     ========
Operating income before
 plant closure
 and related costs......  $ 25,110  $ 23,539  $ 20,798  $ 3,781    $     --     $ 73,228
Plant closure and
 related costs..........    (4,372)       --        --       --          --       (4,372)
                          --------  --------  --------  -------    --------     --------
Operating income........    20,738    23,539    20,798    3,781          --       68,856
General corporate
 expenses...............                                                         (11,854)
Other, net..............                                                          (4,665)
                                                                                --------
Income before income
 taxes..................                                                        $ 52,337
                                                                                ========
Identifiable assets.....   186,257   132,948   128,962   22,096          --     $470,263
Corporate assets........                                                          26,007
                                                                                --------
Total assets............                                                        $496,270
                                                                                ========
1993
Sales to unaffiliated
 customers..............  $228,236  $150,593  $103,910  $33,401    $     --     $516,140
Sales between geographic
 areas..................    27,402    20,244     3,959    1,475     (53,080)          --
                          --------  --------  --------  -------    --------     --------
Net sales...............  $255,638  $170,837  $107,869  $34,876    $(53,080)    $516,140
                          ========  ========  ========  =======    ========     ========
Operating income........  $ 30,746  $ 29,082  $ 19,252  $ 3,557    $     --     $ 82,637
General corporate
 expenses...............                                                         (11,974)
Other, net..............                                                          (8,542)
                                                                                --------
Income before income
 taxes and change
 in accounting
 principle..............                                                        $ 62,121
                                                                                ========
Identifiable assets.....   183,280   117,604    99,260   25,667          --     $425,811
Corporate assets........                                                          30,689
                                                                                --------
Total assets............                                                        $456,500
                                                                                ========

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

(13) OTHER ASSETS

  The following presents details of other assets at December 31, 1995 and 1994:

                                                                 1995    1994
                                                                ------- -------
   Intangible assets, net of accumulated amortization of
    $25,862 in
    1995 and $22,406 in 1994................................... $14,761 $18,230
   Goodwill, net of accumulated amortization of $6,075 in 1995
    and
    $3,647 in 1994.............................................  35,972   8,310
   Other.......................................................   8,093   8,515
                                                                ------- -------
                                                                $58,826 $35,055
                                                                ======= =======

(14) ACCRUED LIABILITIES

  The following presents details of accrued liabilities at December 31, 1995 and 1994:

                                                                 1995    1994
                                                                ------- -------
   Accrued wages, commissions and benefits..................... $26,195 $23,945
   Accrued restructuring and severance costs...................  10,939      --
   Other.......................................................  50,254  36,963
                                                                ------- -------
                                                                $87,388 $60,908
                                                                ======= =======

(15) SALE OF ASSETS

  A gain of $4,578 was recognized in "other, net" during 1995, in connection with the disposition of the Company's interest in a former subsidiary. Other, net, also included a gain of $709 with respect to the sale of the Company's previous facility in Mexico.

  A gain of $4,652 related to the sale of the Company's former facility in South Korea was recognized in "Other, net" in the second quarter of 1994.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors,
Keystone International, Inc.:

  We have audited the accompanying consolidated balance sheets of Keystone International, Inc. (a Texas corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' investment and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keystone International, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

  As explained in Note 6 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for income taxes.

ARTHUR ANDERSEN LLP

February 2, 1996
Houston, Texas