Form 10-Q
period 1996-03-31
KEYSTONE INTERNATIONAL INC
filed 1996-05-14
CIK 55642

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ______________________


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

                                 YES  X           NO ______

As of May 01, 1996 the number of shares of common stock outstanding was 35,515,817 excluding 387,602 treasury shares.

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

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                         ------------------
                                          1996        1995
                                          ----        ----
Net Sales                                $164,230   $138,178

Cost and Expenses:
  Cost of sales                           103,350     83,527
  Selling, general and administrative      42,696     40,073
  Severance-related costs                       -      8,458
  Plant closure and related costs               -        908
  Interest expense                          2,049      1,470
  Interest income                            (212)      (328)
  Other (income) expense, net               1,547     (2,339)
                                         --------   --------

Income before Income Taxes                 14,800      6,409

Provision for Income Taxes                  5,476      2,372
                                         --------   --------

Net Income                               $  9,324   $  4,037
                                         ========   ========


Weighted Average Outstanding
  and Equivalent Shares                    35,452     35,318
                                         ========   ========

Earnings Per Share                       $    .26   $    .11
                                         ========   ========

Cash Dividends Per Share                 $   .185   $   .185
                                         ========   ========



   The accompanying notes are an integral part of these financial statements.

                  KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                  ---------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                              (AMOUNTS IN THOUSANDS)

                                                                    MARCH 31,   DECEMBER 31,
                                                                      1996          1995
                                                                   -----------  -------------
                                                                   (UNAUDITED)    (AUDITED)

ASSETS

Current Assets:
  Cash and cash equivalents                                          $ 15,398      $ 12,879
  Receivables                                                         173,088       160,580
  Inventories                                                         166,796       167,970
  Prepayments and other                                                 7,647         6,112
                                                                     --------      --------
                                                                      362,929       347,541
                                                                     --------      --------

Property, Plant and Equipment                                         338,523       335,101
Less - Accumulated Depreciation                                       190,515       184,906
                                                                     --------      --------
                                                                      148,008       150,195
                                                                     --------      --------

Other Assets                                                           56,701        58,826
                                                                     --------      --------
                                                                     $567,638      $556,562
                                                                     ========      ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Current maturities and short-term bank borrowings                  $ 40,073      $ 30,900
  Accounts payable and accrued liabilities                            130,820       136,001
  Income taxes payable                                                  7,363         6,451
                                                                     --------      --------
                                                                      178,256       173,352
                                                                     --------      --------

Long-Term Liabilities:
  Long-term debt                                                       78,479        79,502
  Deferred income taxes                                                 4,744         2,740
  Other long-term liabilities                                          19,940        18,080
                                                                     --------      --------
                                                                      103,163       100,322
                                                                     --------      --------
Shareholders' Investment:
  Common stock, $1.00 par value, 50 million shares authorized          35,903        35,881
  Additional paid-in capital                                          112,798       112,419
  Retained earnings                                                   143,392       140,627
  Treasury stock, at cost                                              (7,030)       (7,018)
  Unamortized restricted stock grant expense                           (3,461)       (3,739)
  Foreign currency translation adjustments                              4,617         4,718
                                                                     --------      --------
                                                                      286,219       282,888
                                                                     --------      --------
                                                                     $567,638      $556,562
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

                                                                      THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     --------------------
                                                                       1996       1995
                                                                     ---------  ---------
Cash Flows From Operating Activities:
 Net Income                                                          $  9,324    $ 4,037
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                        6,388      5,557
    Amortization                                                        1,645      1,460
    Increase (decrease) in deferred taxes                               2,143     (1,828)
    Gain on sale of property, plant and equipment, net                    (75)      (646)
    Gain on disposition of certain other assets                             -     (2,443)
    Increase in receivables                                           (12,494)    (9,479)
    Increase in prepayments and other assets                           (1,528)    (1,828)
    Decrease (increase) in inventories                                  1,178       (529)
    (Decrease) increase in accounts payable and other liabilities      (4,468)     1,393
    Increase (decrease) in income taxes payable                           915       (716)
                                                                     --------    -------
Net Cash Provided (Used) by Operating Activities                        3,028     (5,022)
                                                                     --------    -------

Cash Flows From Investing Activities:
 Purchases of property, plant and equipment                            (4,105)    (3,896)
 Proceeds from sale of property, plant and equipment                      337        982
                                                                     --------    -------
Net Cash Used by Investing Activities                                  (3,768)    (2,914)
                                                                     --------    -------

Cash Flows From Financing Activities:
 Increase in short-term borrowings                                      8,353      7,478
 Payments of long-term debt                                              (689)    (1,119)
 Proceeds from long-term borrowings                                     1,688        750
 Cash dividends paid                                                   (6,556)    (6,532)
 Proceeds from stock plans and other                                      461      1,065
                                                                     --------    -------
Net Cash Provided by Financing Activities                               3,257      1,642
                                                                     --------    -------

Effect of Exchange Rate Changes on Cash and Cash Equivalents                2        228
                                                                     --------    -------
Increase (Decrease) in Cash and Cash Equivalents                        2,519     (6,066)
                                                                     --------    -------

Cash and Cash Equivalents at Beginning of Period                       12,879     18,688
                                                                     --------    -------
Cash and Cash Equivalents at End of Period                           $ 15,398    $12,622
                                                                     ========    =======




    The accompanying notes are an integral part of these financial statement.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                            MARCH 31, 1996 AND 1995
                            -----------------------

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

   Inventories -

   The Company performs physical counts of its inventories at various times during the year. The amounts reflected as raw materials and parts, work-in-process, and components, sub-assemblies and finished goods as of March 31, 1996 and 1995, and thereby the related amounts for cost of sales, have been determined using the Company's normal accounting procedures. Past experience of the Company would indicate that no significant adjustment would be required should an actual count of the inventories have been made.

   The majority of the Company's domestic inventories (approximately 33% of consolidated inventories at December 31, 1995) are priced at cost using the LIFO (last-in, first-out) method. Since amounts for inventories under the LIFO method are based upon computations determined at year-end, the inventory at March 31, 1996 has been based on certain estimates of quantities and costs at December 31, 1996.

   Inventories at March 31, 1996 and December 31, 1995 are comprised of the following:

                                                    MARCH 31,   DECEMBER 31,
                                                       1996         1995
                                                    ----------  -------------

   Raw materials and parts                           $ 21,399       $ 23,867
   Work-in-process                                     21,013         20,314
   Components, sub-assemblies and finished goods      126,147        125,635
   Less:  LIFO Adjustment                              (1,763)        (1,846)
                                                     --------       --------
                                                     $166,796       $167,970
                                                     ========       ========

   Income Taxes -

   The Company provides for income taxes for an interim period by making, at the end of the interim period, an estimate of the effective tax rate expected to be applicable for the full year, and applying that rate to the current year-to-date income before taxes.

(3)  FOREIGN CURRENCY TRANSLATION AND COMMITMENTS
     --------------------------------------------

   An analysis of changes in the foreign currency translation adjustments included in Shareholders' Investment is as follows:

   Balance as of December 31, 1995     $4,718
   Currency translation adjustments      (155)
   Income tax adjustments                  54
                                       ------
   Balance as of March 31, 1996        $4,617
                                       ======

   From time to time, the Company enters into forward exchange contracts and borrows in foreign currencies to mitigate the effect of exchange rate fluctuations on its operations. These hedging techniques limit exchange rate exposure and the resulting impact on the Company's reported margins.

   At March 31, 1996, the Company has obligations of $8,171 under forward exchange contracts primarily for Dutch guilders and German marks at various dates through 1996.

(4)  EARNINGS PER SHARE
     ------------------

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


                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                    ------------------------
                                                    PERCENTAGE            %
                                                    OF NET SALES         INC.
                                                    ------------        ----
                                                    1996    1995       (DEC.)
                                                    ----    ----       ------


Net Sales                                          100.0   100.0       18.9

Cost and Expenses:
 Cost of sales                                      62.9    60.4       23.7
 Selling, general and administrative                26.0    29.0        6.5
 Severance related costs                               -     6.1        *
 Plant closure and related costs                       -      .7        *
 Interest expense                                    1.2     1.1       39.4
 Interest income                                     (.1)    (.2)     (35.4)
 Other (income) expense, net                         1.0    (1.7)       *

Income before Income Taxes                           9.0     4.6      130.9

Provision for Income Taxes                           3.3     1.7      130.9

Net Income                                           5.7     2.9      130.9

* percentage not meaningful

RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS)

  Net sales for the three month period ended March 31, 1996, increased 18.9% over the same period of the prior year. Shown below is an analysis of the change in net sales. Excluding the effect of Gachot S.A. and Chemat GmbH, two affiliated companies acquired by Keystone in the fourth quarter of 1995, net sales increased 13.1% over the first quarter of 1995.

                                             THREE MONTHS ENDED
                                               MARCH 31, 1996
                                             ------------------
                                             INC. (DEC.) IN NET
                                             ------------------

     Domestic:
       Internal Decrease                      $(2,770)     (4.8)
                                               -------

     International:
       Internal Growth                         20,611      25.6
       Exchange Rate Effect                       210       0.3
                                              -------
     Total International                       20,821      25.9
                                              -------

     Acquisitions                               8,001       5.8
                                              -------

     Total Net Sales Increase                 $26,052      18.9
                                              =======


   For the three months ended March 31, 1996, cost of sales as a percentage of net sales increased to 62.9% from 60.4% a year ago. The increase was primarily a result of an increase in the mix of aggressively-priced project business in Japan, China, Italy and the U.S., expediting costs incurred by our Vanessa operations in Italy to meet significant demand and shorten lead times, and start-up costs associated with establishing Vanessa manufacturing in the U.S.

   Selling, general and administrative expenses for the three month period ended March 31, 1996, increased 6.5% compared to the same period in 1995. The increase is primarily attributable to the acquisition of Gachot and Chemat in November 1995. Excluding the effects of the acquisition of Gachot and Chemat, selling, general and administrative expenses declined slightly from the prior year period.

   During the first quarter of 1995, the Company recorded a charge of $8,458 before income taxes, or $.15 per share, and during the fourth quarter of 1995, the Company recorded a charge of $14,364 before income taxes, or $.28 per share, for restructuring and severance related costs. The first quarter 1995 charge represented severance costs in connection with a worldwide workforce reduction of approximately 270 positions. This reduction was substantially completed by the end of the second quarter of 1995. The fourth quarter 1995 charge related to restructuring plans focusing on further streamlining of operations and divestiture of underperforming assets. These steps are expected to result in the reduction of an additional 260 positions. Approximately 120 of these positions are related to business activities being divested and 140 are associated with ongoing operations. The restructuring charge included severance and related costs of $9,295, the write-down of certain assets totaling $2,732 and $2,337 of other costs associated with divesting assets. The divestiture of underperforming assets includes a discontinued product line and several small businesses with total annual sales of approximately $13 million. In connection with this divestiture decision, the Company also recognized a charge of $8,174 before income taxes, or $.16 per share, in the fourth quarter of 1995 relating to impairment of certain long-lived assets held for sale as part of these divestitures.

   The aggregate balance of the restructuring-related liabilities as of March 31, 1996 was $9,759. The majority of these liabilities should be paid or settled during 1996. On the whole, Management believes the Company's restructuring plans are on track through March 1996 in terms of expected timing, charges against reserves, annualized savings and impact on 1996's results.

   The three month period ended March 31, 1995, includes a non-recurring charge of $908 for the closure of a manufacturing facility in Indiana. These costs include incremental costs incurred at the facilities to which operations have been transferred.

   Interest expense for the three month period ended March 31, 1996, increased compared to the same period in 1995, primarily due to an increase in debt associated with the Company's acquisition of Gachot and Chemat in November 1995. Interest income decreased in the three month period ended March 31, 1996, as compared to the same period in 1995 primarily due to the recognition in 1995 of interest related to an income tax refund and a decrease in cash available for investment between the periods.

   Other (income) expense, net, generally represents amortization of intangible assets and debt costs, as well as exchange gains and losses related to currency fluctuations. The first quarter 1995 includes non-recurring gains of $3,152 related to the disposition of certain assets. The first quarter of 1996 includes $288 amortization of excess of purchase price paid for Gachot and Chemat over net assets acquired. In addition, the first quarter of 1996 includes $233 of exchange losses versus $342 of exchange gains recognized in the first quarter of 1995.

   The Company's effective income tax rate was 37% for the three month periods ended March 31, 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES (AMOUNTS IN THOUSANDS)

   At March 31, 1996, the Company had working capital of $184,673 compared to $174,189 at December 31, 1995. Management is not aware of any potential impairments to the Company's liquidity and believes its internal and external sources of cash will provide the necessary funds with which to meet its expected capital requirements.

                                    PART II

                               OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits.

                 27 -- Financial Data Schedule

            (b)  Reports on Form 8-K.

                 None.

                                 SIGNATURES
                                 ----------



       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                KEYSTONE INTERNATIONAL, INC.



DATE:  May 14, 1996             By:  /s/ Mark E. Baldwin
                                --------------------------
                                Mark E. Baldwin
                                Vice President and Chief
                                Financial Officer



                                By:  /s/ J. Gordon Beittenmiller
                                --------------------------------
                                J. Gordon Beittenmiller
                                Corporate Controller