Form 10-Q
period 1996-06-30
KEYSTONE INTERNATIONAL INC
filed 1996-08-12
CIK 55642

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ______________________


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

As of July 31, 1996 the number of shares of common stock outstanding was 35,546,765 excluding 383,833 treasury shares.

                                     PART I
                             FINANCIAL INFORMATION

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                         ------------------  -------------------
                                              JUNE 30,            JUNE 30,
                                         ------------------  -------------------
                                           1996      1995      1996      1995
                                         --------  --------  --------  ---------

Net Sales                                $173,554  $152,137  $337,784  $290,315
                                         --------  --------  --------  --------

Cost and Expenses:
 Cost of sales                            108,935    91,083   212,285   174,610
  Selling, general and administrative      43,961    41,117    86,657    81,190
  Severance-related costs                       -         -         -     8,458
  Plant closure and related costs               -     2,023         -     2,931
  Interest expense, net                     1,828     1,378     3,665     2,520
  Other (income) expense, net               1,857     1,040     3,404    (1,299)
                                         --------  --------  --------  --------

Income before Income Taxes                 16,973    15,496    31,773    21,905

Provision for Income Taxes                  6,280     5,733    11,756     8,105
                                         --------  --------  --------  --------

Net Income                               $ 10,693  $  9,763  $ 20,017  $ 13,800
                                         ========  ========  ========  ========

Weighted Average Outstanding
 and Equivalent Shares                     35,521    35,346    35,486    35,332
                                         ========  ========  ========  ========

Earnings Per Share                       $    .30  $    .28  $    .56  $    .39
                                         ========  ========  ========  ========

Cash Dividends Per Share                 $   .185  $   .185  $    .37  $    .37
                                         ========  ========  ========  ========




   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                ----------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                   -----------------------------------------
                            (AMOUNTS IN THOUSANDS)


                                                                                           JUNE 30,     DECEMBER 31,
                                                                                             1996           1995
                                                                                          -----------   ------------
                                                                                          (UNAUDITED)    (AUDITED)
ASSETS
Current Assets:
  Cash and cash equivalents                                                                $ 23,486       $ 12,879
  Receivables                                                                               172,130        160,580
  Inventories                                                                               154,367        167,970
  Prepayments and other                                                                       6,763          6,112
                                                                                           --------       --------
                                                                                            356,746        347,541
                                                                                           --------       --------

Property, Plant and Equipment                                                               344,131        335,101
Less - Accumulated Depreciation                                                             194,501        184,906
                                                                                           --------       --------
                                                                                            149,630        150,195
                                                                                           --------       --------

Other Assets                                                                                 55,402         58,826
                                                                                           --------       --------
                                                                                           $561,778       $556,562
                                                                                           ========       ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Current maturities and short-term bank borrowings                                        $ 37,026       $ 30,900
  Accounts payable and accrued liabilities                                                  128,550        136,001
  Income taxes payable                                                                        9,337          6,451
                                                                                           --------   ------------
                                                                                            174,913        173,352
                                                                                           --------   ------------
Long-Term Liabilities:
  Long-term debt                                                                             77,346         79,502
  Deferred income taxes                                                                         114          2,740
  Other long-term liabilities                                                                19,695         18,080
                                                                                           --------   ------------
                                                                                             97,155        100,322
                                                                                           --------   ------------
Shareholders' Investment:
  Common stock $1.00 par value, 50 million shares authorized                                 35,914         35,881
  Additional paid-in capital                                                                113,021        112,419
  Retained earnings                                                                         147,870        140,627
  Treasury stock, at cost                                                                    (6,198)        (7,018)
  Unamortized restricted stock grant expense                                                 (3,931)        (3,739)
  Foreign currency translation adjustments                                                    3,034          4,718
                                                                                           --------   ------------
                                                                                            289,710        282,888
                                                                                           --------   ------------
                                                                                           $561,778       $556,562
                                                                                           ========   ============




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

                                                                       SIX MONTHS ENDED
                                                                     --------------------
                                                                           JUNE 30,
                                                                     --------------------
                                                                       1996       1995
                                                                     ---------  ---------
Cash Flows From Operating Activities:
 Net Income                                                          $ 20,017   $ 13,800
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                       12,256     11,347
    Amortization                                                        3,357      2,831
    (Decrease) increase in deferred taxes                              (1,582)     1,418
    Gain on sale of property, plant and equipment, net                    (59)      (816)
    Increase in receivables                                           (12,088)   (16,550)
    Increase in prepayments and other assets                           (1,592)    (4,219)
    Decrease (increase) in inventories                                 13,207     (4,608)
    (Decrease) increase in accounts payable and other liabilities      (7,786)     2,380
    Increase in income taxes payable                                    2,780        375
                                                                     --------   --------
Net Cash Provided by Operating Activities                              28,510      5,958
                                                                     --------   --------

Cash Flows From Investing Activities:
 Purchases of property, plant and equipment                           (12,172)    (9,243)
 Proceeds from sale of property, plant and equipment                      391      1,424
                                                                     --------   --------
Net Cash Used by Investing Activities                                 (11,781)    (7,819)
                                                                     --------   --------

Cash Flows From Financing Activities:
 Increase in short-term borrowings                                      5,737      4,390
 Payments of long-term debt                                            (1,662)    (2,328)
 Proceeds from long-term borrowings                                     1,811      3,415
 Cash dividends paid                                                  (13,127)   (13,070)
 Proceeds from stock plans and other                                    1,200      1,352
                                                                     --------   --------
Net Cash Used by Financing Activities                                  (6,041)    (6,241)
                                                                     --------   --------

Effect of Exchange Rate Changes on Cash and Cash Equivalents              (81)       263
                                                                     --------   --------
Increase (Decrease) in Cash and Cash Equivalents                       10,607     (7,839)
                                                                     --------   --------

Cash and Cash Equivalents at Beginning of Period                       12,879     18,688
                                                                     --------   --------
Cash and Cash Equivalents at End of Period                           $ 23,486   $ 10,849
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

                             JUNE 30, 1996 AND 1995
                             ----------------------

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

   Inventories -

   The Company performs physical counts of its inventories at various times during the year. The amounts reflected as raw materials and parts, work-in-process, and components, sub-assemblies and finished goods as of June 30, 1996 and 1995, and thereby the related amounts for cost of sales, have been determined using the Company's normal accounting procedures. Past experience of the Company indicates that no significant adjustment would be required had an actual count of the inventories been taken.

   The majority of the Company's domestic inventories (approximately 33% of consolidated inventories at December 31, 1995) are priced at cost using the LIFO (last-in, first-out) method. Since amounts for inventories under the LIFO method are based upon computations determined at year-end, the inventory at June 30, 1996, has been based on certain estimates of what quantities and costs will be at December 31, 1996.

   Inventories at June 30, 1996, and December 31, 1995, are comprised of the following:

                                                    JUNE 30,   DECEMBER 31,
                                                      1996         1995
                                                    ---------  -------------

   Raw materials and parts                          $ 19,202       $ 23,867
   Work-in-process                                    18,289         20,314
   Components, sub-assemblies and finished goods     118,668        125,635
   Less:  LIFO Adjustment                             (1,792)        (1,846)
                                                    --------       --------
                                                    $154,367       $167,970
                                                    ========       ========

   Income Taxes -

   The Company provides for income taxes for an interim period by making, at the end of the interim period, an estimate of the effective tax rate expected to be applicable for the full year, and applying that rate to the current year-to-date income before taxes.

(3)  FOREIGN CURRENCY TRANSLATION AND COMMITMENTS
     --------------------------------------------

   An analysis of changes in the foreign currency translation adjustments included in Shareholders' Investment is as follows:

   Balance as of December 31, 1995     $ 4,718
   Currency translation adjustments     (2,590)
   Income tax adjustments                  906
                                       -------
   Balance as of June 30, 1996         $ 3,034
                                       =======

   From time to time, the Company enters into forward exchange contracts and borrows in foreign currencies to mitigate the effect of exchange rate fluctuations on its operations. These hedging techniques limit exchange rate exposure and the resulting impact on the Company's reported margins.

   At June 30, 1996, the Company has obligations of $10,607 under forward exchange contracts primarily for Dutch guilders and British pounds at various dates through January 1997.

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


                                                 THREE MONTHS                SIX MONTHS
                                        ---------------------------  -----------------------
                                                  ENDED JUNE 30,           ENDED JUNE 30,
                                        ---------------------------  -----------------------
                                            PERCENTAGE         %       PERCENTAGE       %
                                           OF NET SALES       INC.    OF NET SALES    INC.
                                        -------------------  ------  --------------  -------
                                        1996       1995      (DEC.)  1996    1995    (DEC.)
                                        -----  ------------  ------  -----  -------  -------
Net Sales                               100.0         100.0   14.1   100.0   100.0     16.4

Cost and Expenses:
 Cost of sales                           62.8          59.9   19.6    62.8    60.1     21.6
 Selling, general and administrative     25.3          27.0    6.9    25.7    28.0      6.7
 Severance-related costs                    -             -     *        -     2.9       *
 Plant closure and related costs            -           1.3     *        -     1.0       *
 Interest expense, net                    1.1            .9   32.7     1.1      .9     45.4
 Other (income) expense, net              1.0            .7   78.6     1.0     (.5)      *

Income before Income Taxes                9.8          10.2    9.5     9.4     7.6     45.0

Provision for Income Taxes                3.6           3.8    9.5     3.5     2.8     45.0

Net Income                                6.2           6.4    9.5     5.9     4.8     45.0


* percentage not meaningful

RESULTS OF OPERATIONS (AMOUNTS IN THOUSANDS)

   Net sales for the three and six month periods ended June 30, 1996, increased 14.1% and 16.4%, respectively, over the same periods of the prior year. Shown below is an analysis of the change in net sales. Excluding the effect of Gachot S.A. and Chemat GmbH, two affiliated companies acquired by Keystone in the fourth quarter of 1995, net sales increased 8.0% and 10.4%, respectively, compared to the three and six month periods of 1995.


                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                               --------------------------  --------------------------
                                     JUNE 30, 1996               JUNE 30, 1996
                               --------------------------  --------------------------
                               INC. (DEC.) IN NET SALES    INC. (DEC.) IN NET SALES
                               --------------------------  --------------------------
                                     $             %             $             %
                               -------------   ---------   -------------   ---------
   Domestic:
     Internal Decrease               $(2,129)       (3.4)        $(4,899)       (4.1)
                                     -------        ----         -------        ----

   International:
     Internal Growth                  16,449        18.4          37,060        21.8
     Exchange Rate Effect             (2,213)       (2.5)         (2,003)       (1.2)
                                     -------        ----         -------        ----
   Total International                14,236        15.9          35,057        20.6
                                     -------        ----         -------        ----

   Acquisitions                        9,310         6.1          17,311         6.0
                                     -------        ----         -------        ----

   Total Net Sales Increase          $21,417        14.1         $47,469        16.4
                                     =======        ====         =======        ====


   For both the three and six month periods ended June 30, 1996, cost of sales as a percentage of net sales increased to 62.8% from 59.9% and 60.1%, respectively, compared to the same periods in 1995. The increase was primarily a result of an increase in the mix of aggressively-priced project business in Europe, Japan, China, and the U.S., increased costs incurred by our Vanessa operations in Italy to meet significant demand and shorten lead times, start-up costs associated with establishing Vanessa manufacturing in the U.S., the impact of the Japanese yen weakening against currencies of Keystone entities supplying products to the Japanese market, and the addition of Gachot and Chemat activity at lower gross margins than the Company reported in 1995.

   Selling, general and administrative expenses for the three and six month periods ended June 30, 1996, increased 6.9% and 6.7%, respectively, compared to the same periods in 1995. The increase is primarily attributable to the acquisition of Gachot and Chemat in November 1995. Excluding the effects of Gachot and Chemat, selling, general and administrative expenses were flat compared to both of the prior year periods.

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

   The aggregate balance of the restructuring-related liabilities as of June 30, 1996 was $8,615. The majority of the liability related to the original charge should be paid or settled during 1996. Management believes the Company's restructuring plans are on track through June 1996 in terms of expected timing, charges against reserves, annualized savings and impact on 1996's results.

   The three and six month periods ended June 30, 1995, include non-recurring charges of $2,023 and $2,931, respectively, for the closure of a manufacturing facility in Indiana. These charges include incremental costs incurred at the facilities to which operations have been transferred.

   Interest expense, net for the three and six month periods ended June 30, 1996, increased compared to the same periods in 1995, primarily due to an increase in debt associated with the Company's acquisition of Gachot and Chemat in November 1995.

   Other (income) expense, net, generally represents amortization of intangible assets and debt costs, as well as exchange gains and losses related to currency fluctuations. The three and six month periods ended June 30, 1996, include $305 and $593, respectively, of amortization of the excess of purchase price paid for Gachot and Chemat over net assets acquired. The three and six month periods ended June 30, 1996, also include $373 and $606, respectively, of exchange losses compared to $227 and $569 of exchange gains in the respective prior year periods. The six month period ended June 30, 1995, included non-recurring gains of $3,152 related to the disposition of certain assets.

   The Company's effective income tax rate was 37% for each of the three and six month periods ended June 30, 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES (AMOUNTS IN THOUSANDS)

   At June 30, 1996, the Company had working capital of $181,833 compared to $174,189 at December 31, 1995. Management is not aware of any potential impairments to the Company's liquidity and believes its internal and external sources of cash will provide the necessary funds with which to meet its expected capital requirements.

                                    PART II
                                    OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits.

            (27) Financial Data Schedule.

            (b)  Reports on Form 8-K.

                 None.

                                   SIGNATURES
                                   ----------



       PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                KEYSTONE INTERNATIONAL, INC.



DATE:  August 12, 1996          By:  /s/ Francis S. Kalman
                                --------------------------
                                Francis S. Kalman
                                Senior Vice President and
                                Chief Financial Officer



                                By:  /s/ J. Gordon Beittenmiller
                                --------------------------------
                                J. Gordon Beittenmiller
                                Corporate Controller