Form 10-Q
period 1996-09-30
KEYSTONE INTERNATIONAL INC
filed 1996-11-13
CIK 55642

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                                 YES  X           NO ______
                                     ---

As of October 31, 1996 the number of shares of common stock outstanding was 35,587,944 excluding 358,126 treasury shares.

================================================================================

                                     PART I
                             FINANCIAL INFORMATION

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                  (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                         THREE MONTHS ENDED  NINE MONTHS ENDED
                                         ------------------  ------------------
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                         ------------------  ------------------
                                           1996      1995      1996      1995
                                         --------  --------  --------  --------

Net Sales                                  $163.3    $147.3    $501.1   $437.6
                                           ------    ------    ------   ------

Cost and Expenses:
  Cost of sales                              99.8      88.2     312.1    262.8
  Selling, general and administrative        44.2      39.4     130.9    120.6
  Severance-related costs                       -         -         -      8.5
  Plant closure and related costs               -         -         -      2.9
  Interest expense, net                       1.8       1.3       5.5      3.8
  Other (income) expense, net                 1.5        .1       4.8     (1.2)
                                           ------    ------    ------   ------

Income before Income Taxes                   16.0      18.3      47.8     40.2

Provision for Income Taxes                    5.9       6.7      17.7     14.8
                                           ------    ------    ------   ------

Net Income                                 $ 10.1    $ 11.6    $ 30.1   $ 25.4
                                           ------    ------    ------   ------

Weighted Average Outstanding
 and Equivalent Shares                       35.5      35.4      35.5     35.4
                                           ------    ------    ------   ------

Earnings Per Share                         $  .29    $  .33    $  .85   $  .72
                                           ------    ------    ------   ------

Cash Dividends Per Share                   $ .185    $ .185    $ .555   $ .555
                                           ------    ------    ------   ------




   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                             (AMOUNTS IN MILLIONS)


                                                              SEPTEMBER 30,          DECEMBER 31,
                                                                 1996                   1995
                                                                ======                 ======
                                                              (UNAUDITED)             (AUDITED)

ASSETS

Current Assets:
  Cash and cash equivalents                                    $ 24.8                   $ 12.9
  Receivables                                                   157.6                    160.6
  Inventories                                                   152.0                    168.0
  Prepayments and other                                           5.8                      6.1
                                                               ------                   ------
                                                                340.2                    347.6
                                                               ------                   ------

Property, Plant and Equipment                                   349.6                    335.1
Less - Accumulated Depreciation                                 198.9                    184.9
                                                               ------                   ------
                                                                150.7                    150.2
                                                               ------                   ------

Other Assets                                                     55.1                     58.8
                                                               ------                   ------
                                                               $546.0                   $556.6
                                                               ======                   ======

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Current maturities and short-term bank borrowings            $ 21.1                   $ 30.9
  Accounts payable and accrued liabilities                      125.5                    136.0
  Income taxes payable                                            9.2                      6.5
                                                               ------                   ------
                                                                155.8                    173.4
                                                               ------                   ------
Long-Term Liabilities:
  Long-term debt                                                 76.8                     79.5
  Deferred income taxes                                            .2                      2.7
  Other long-term liabilities                                    19.3                     18.1
                                                               ------                   ------
                                                                 96.3                    100.3
                                                               ------                   ------
Shareholders' Investment:
  Common stock $1.00 par value, 50 million shares authorized     35.9                     35.9
  Additional paid-in capital                                    113.6                    112.4
  Retained earnings                                             151.4                    140.6
  Treasury stock, at cost                                        (6.1)                    (7.0)
  Unamortized restricted stock grant expense                     (3.9)                    (3.7)
  Foreign currency translation adjustments                        3.0                      4.7
                                                               ------                   ------
                                                                293.9                    282.9
                                                               ------                   ------
                                                               $546.0                   $556.6
                                                               ======                   ======




   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                             (AMOUNTS IN MILLIONS)
                                  (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                     -------------------
                                                                        SEPTEMBER 30,
                                                                     -------------------
                                                                       1996       1995
                                                                     ---------  --------
Cash Flows From Operating Activities:
 Net Income                                                            $ 30.1    $ 25.4
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                         18.4      17.3
    Amortization                                                          5.1       4.2
    (Decrease) increase in deferred taxes                                (1.6)      3.4
    Gain on sale of interest in former subsidiary                           -      (4.6)
    Gain on sale of property, plant and equipment, net                    (.1)      (.7)
    Decrease (increase) in receivables                                    3.0     (17.8)
    Increase in prepayments and other assets                             (1.8)     (2.3)
    Decrease (increase) in inventories                                   15.7      (7.1)
    (Decrease) increase in accounts payable and other liabilities       (11.6)      1.0
    Increase in income taxes payable                                      2.6       2.0
                                                                       ------    ------
Net Cash Provided by Operating Activities                                59.8      20.8
                                                                       ------    ------

Cash Flows From Investing Activities:
 Proceeds from sale of investment in former subsidiary                      -       4.8
 Purchases of property, plant and equipment                             (20.2)    (14.4)
 Proceeds from sale of property, plant and equipment                      1.1       2.7
                                                                       ------    ------
Net Cash Used by Investing Activities                                   (19.1)     (6.9)
                                                                       ------    ------

Cash Flows From Financing Activities:
 Decrease in short-term borrowings                                       (9.4)      (.6)
 Payments of long-term debt                                              (2.9)     (4.0)
 Proceeds from long-term borrowings                                       1.8       1.8
 Cash dividends paid                                                    (19.7)    (19.6)
 Proceeds from stock plans and other                                      1.5       2.1
                                                                       ------    ------
Net Cash Used by Financing Activities                                   (28.7)    (20.3)
                                                                       ------    ------

Effect of Exchange Rate Changes on Cash and Cash Equivalents              (.1)       .2
                                                                       ------    ------
Increase (Decrease) in Cash and Cash Equivalents                         11.9      (6.2)
                                                                       ------    ------

Cash and Cash Equivalents at Beginning of Period                         12.9      18.7
                                                                       ------    ------
Cash and Cash Equivalents at End of Period                             $ 24.8    $ 12.5
                                                                       ------    ------




   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                 ---------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                             (AMOUNTS IN MILLIONS)
                                  (UNAUDITED)

                          SEPTEMBER 30, 1996 AND 1995
                          ---------------------------

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

   Inventories -

   The Company performs physical counts of its inventories at various times during the year. The amounts reflected as raw materials and parts, work-in-process, and components, sub-assemblies and finished goods as of September 30, 1996 and 1995, and thereby the related amounts for cost of sales, have been determined using the Company's normal accounting procedures. Past experience of the Company indicates that no significant adjustment would be required had an actual count of the inventories been taken.

   The majority of the Company's domestic inventories (approximately 33% of consolidated inventories at December 31, 1995) are priced at cost using the LIFO (last-in, first-out) method. Since amounts for inventories under the LIFO method are based upon computations determined at year-end, the inventory at September 30, 1996, has been based on certain estimates of what quantities and costs will be at December 31, 1996.

   Inventories at September 30, 1996, and December 31, 1995, are comprised of the following:

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                         1996           1995
                                                    --------------  ------------

   Raw materials and parts                                 $ 17.9        $ 23.9
   Work-in-process                                           19.1          20.3
   Components, sub-assemblies and finished goods            116.7         125.6
   Less:  LIFO Adjustment                                    (1.7)         (1.8)
                                                           ------        ------
                                                           $152.0        $168.0
                                                           ======        ======


   Income Taxes -

   The Company provides for income taxes for an interim period by making, at the end of the interim period, an estimate of the effective tax rate expected to be applicable for the full year, and applying that rate to the current year-to-date income before taxes.

(3)  FOREIGN CURRENCY TRANSLATION AND COMMITMENTS
     --------------------------------------------

   An analysis of changes in the foreign currency translation adjustments included in Shareholders' Investment is as follows:

   Balance as of December 31, 1995     $ 4.7
   Currency translation adjustments     (2.6)
   Income tax adjustments                 .9
                                       -----
   Balance as of September 30, 1996    $ 3.0
                                       -----

   From time to time, the Company enters into forward exchange contracts and borrows in foreign currencies to mitigate the effect of exchange rate fluctuations on its operations. These hedging techniques limit exchange rate exposure and the resulting impact on the Company's reported margins.

   At September 30, 1996, the Company has obligations of $15.9 under forward exchange contracts primarily for Dutch guilders and British pounds at various dates through the first quarter of 1997.

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


                                           THREE MONTHS           NINE MONTHS
                                           -------------         --------------
                                        ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                        --------------------  ---------------------
                                         PERCENTAGE            PERCENTAGE
                                        OF NET SALES    %     OF NET SALES     %
                                        ------------   INC.   -------------   INC.
                                        1996   1995   (DEC.)  1996    1995   (DEC.)
                                        -----  -----  ------  -----  ------  ------


Net Sales                               100.0  100.0   10.9   100.0  100.0    14.5

Cost and Expenses:
 Cost of sales                           61.1   59.9   13.2    62.3   60.1    18.8
 Selling, general and administrative     27.1   26.8   12.2    26.1   27.6     8.5
 Severance-related costs                    -      -      -       -    1.9       *
 Plant closure and related costs            -      -      -       -     .7       *
 Interest expense, net                    1.1     .8   38.5     1.1     .8    44.7
 Other (income) expense, net               .9      -      *     1.0    (.3)      *

Income before Income Taxes                9.8   12.5  (12.6)    9.5    9.2    18.9

Provision for Income Taxes                3.6    4.7  (11.9)    3.5    3.4    19.6

Net Income                                6.2    7.8  (12.9)    6.0    5.8    18.5


* percentage not meaningful

RESULTS OF OPERATIONS (AMOUNTS IN MILLIONS)

   Net sales for the three and nine month periods ended September 30, 1996, increased 10.9% and 14.5%, respectively, over the same periods of the prior year. Shown below is an analysis of the change in net sales. Excluding the effect of Gachot S.A. and Chemat GmbH, two affiliated companies acquired by Keystone in the fourth quarter of 1995, net sales increased 5.1% and 8.6%, respectively, compared to the three and nine month periods of 1995.

                                    THREE MONTHS ENDED                       NINE MONTHS ENDED
                                    ------------------                      -------------------
                                    SEPTEMBER 30, 1996                      SEPTEMBER 30, 1996
                                    ------------------                      -------------------

                                 INC. (DEC.) IN NET SALES                 INC. (DEC.) IN NET SALES
                                      $           %                            $           %
                                    -----       -----                        -----       -----
Domestic:
 Internal Increase (Decrease)       $ 3.6         6.7                        $(1.3)        (.7)
                                    -----                                    -----

International:
 Internal Growth                      5.6         6.0                         39.5        15.0
 Exchange Rate Effect                (1.8)       (1.9)                         (.6)        (.2)
                                    -----                                    -----
Total International                   3.8         4.1                         38.9        14.8
                                    -----                                    -----

Acquisitions                          8.6         9.2                         25.9         9.8
                                    -----                                    -----

Total Net Sales Increase            $16.0        10.9                        $63.5        14.5
                                    =====                                    =====


   For the three month period ended September 30, 1996, cost of sales as a percentage of net sales increased to 61.1% from 59.9% a year ago. For the nine months ended September 30, 1996, cost of sales as a percentage of sales increased to 62.3% from 60.1% in 1995. These increases in the three and nine month periods were primarily a result of increased costs incurred by Vanessa operations in Italy to meet significant demand and shorten lead times, start-up costs associated with establishing U.S. Vanessa manufacturing capability, an increase in the mix of aggressively-priced project business in Europe, Japan, China, and the U.S., and the addition of Gachot and Chemat activity at lower gross margins than the Company reported in 1995. These increased costs were partially offset by improvements in Yarway operations associated with the divestiture of an underperforming product line and improvements related to 1996 cost reduction initiatives. In addition to the above, the nine month period includes an increase related to the impact of the Japanese yen weakening against currencies of Keystone entities supplying products to the Japanese market.

   Selling, general and administrative expenses for the three and nine month periods ended September 30, 1996, increased 12.2% and 8.5%, respectively, compared to the same periods in 1995. The increase is primarily attributable to the acquisition of Gachot and Chemat in the fourth quarter of 1995. Excluding the effects of Gachot and Chemat, selling, general and administrative expenses increased 5.8% and 2.0% for each of the three and nine month periods in 1996 as compared to the same periods a year ago. These increases are primarily attributable to increased employee costs, higher sales initiatives and system implementation costs incurred to support growth in our Asia-Pacific operations.

   During the first quarter of 1995, the Company recorded a charge of $8.5 before income taxes, or $.15 per share, and during the fourth quarter of 1995, the Company recorded a charge of $14.4 before income taxes, or $.28 per share, for restructuring and severance-related costs. The first quarter 1995 charge represented severance costs in connection with a worldwide workforce reduction of approximately 270 positions. This reduction was substantially completed by the end of the second quarter of 1995. The fourth quarter 1995 charge related to restructuring plans focused on further streamlining of operations and divestiture of underperforming assets. These steps were originally expected to result in the reduction of an additional 260 positions. Management currently believes the ultimate reduction of positions in connection with these steps will be approximately 220, with 80 of these positions related to business activities being divested and 140 associated with ongoing operations.

The fourth quarter 1995 restructuring charge included severance and related costs of $9.3, the write-down of certain assets totaling $2.7, and $2.4 of other costs associated with divesting assets. The aggregate balance of the restructuring-related liabilities as of September 30, 1996 was $8.0. The majority of the liability related to the original charge should be paid or settled during 1996. Management believes the Company's restructuring plans are on track through September 1996 in terms of expected timing, charges against reserves, annualized savings and impact on 1996 results.

The divestiture of underperforming assets associated with forth quarter 1995 restructuring includes a discontinued product line and several small businesses with total annual sales of approximately $12.0. In connection with this divestiture decision, the Company also recognized a charge of $8.2 before income taxes, or $.16 per share, in the fourth quarter of 1995 relating to impairment of certain long-lived assets held for sale as part of these divestitures.

   The nine month period ended September 30, 1995, includes non-recurring charges of $2.9 for the closure of a manufacturing facility in Indiana. These charges include incremental costs incurred at the facilities to which operations have been transferred.

   Net interest expense, for the three and nine month periods ended September 30, 1996, increased compared to the same periods in 1995, primarily due to an increase in debt associated with the Company's acquisition of Gachot and Chemat in the fourth quarter of 1995.

   Other (income) expense, net, generally represents amortization of intangible assets and debt costs, as well as exchange gains and losses related to currency fluctuations. The three and nine month periods ended September 30, 1996, include $.3 and $.9, respectively, of amortization of the excess of purchase price paid over net assets acquired for Gachot and Chemat. The three and nine month periods ended September 30, 1996, also include $.2 and $.8, respectively, of exchange losses compared to $1.1 and $.4 in the respective prior year periods. The three and nine month periods ended September 30, 1995, included non-recurring gains of $2.1 and $5.3 related to the disposition of certain assets.

   The Company's effective income tax rate was 37% for each of the three and nine month periods ended September 30, 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES (AMOUNTS IN MILLIONS)

   At September 30, 1996, the Company had working capital of $184.4 compared to $174.2 at December 31, 1995. Management is not aware of any potential impairments to the Company's liquidity and believes its internal and external sources of cash will provide the necessary funds with which to meet its expected capital requirements.

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



                                                KEYSTONE INTERNATIONAL, INC.



DATE:  November 13, 1996                        By:  /s/ Francis S. Kalman
                                                --------------------------
                                                Francis S. Kalman
                                                Senior Vice President and
                                                Chief Financial Officer



                                                By:  /s/ J. Gordon Beittenmiller
                                                --------------------------------
                                                J. Gordon Beittenmiller
                                                Corporate Controller