Form 10-K405
period 1996-12-31
KEYSTONE INTERNATIONAL INC
filed 1997-03-18
CIK 55642

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
     ------------------------------------               ---------------------------
   COMMON STOCK, $1.00 PAR VALUE PER SHARE                NEW YORK STOCK EXCHANGE
       PREFERRED STOCK PURCHASE RIGHTS                    NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                                Yes [X]  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   [X]

As of February 28, 1997, the number of shares of common stock outstanding was 35,611,050 excluding 349,711 treasury shares. At that date, the aggregate market value of voting stock held by nonaffiliates was $660,253,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                          DOCUMENT                              PART OF 10-K
                          --------                              ------------
1.  Proxy statement to be filed pursuant to Regulation 14A
    under the Securities Exchange Act of 1934 with respect
    to the 1997 annual meeting of shareholders.                  PART III

================================================================================

                          KEYSTONE INTERNATIONAL, INC.

                          1996 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                     PART I

Item  1.  Business....................................................    1
Item  2.  Properties..................................................    2
Item  3.  Legal Proceedings...........................................    2
Item  4.  Submission of Matters to a Vote of Security Holders.........    2

                                    PART II

Item  5.  Market for the Registrant's Common Equity and Related
            Shareholder Matters.......................................    3
Item  6.  Selected Financial Data.....................................    3
Item  7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    4
Item  8.  Financial Statements and Supplementary Data.................    7
Item  9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    7

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant..........    7
Item 11.  Executive Compensation......................................    7
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    7
Item 13.  Certain Relationships and Related Transactions..............    7

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................    8

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

     The Company's operations are conducted in a single industry segment. For information concerning geographic segments, see Note 12 to the Consolidated Financial Statements in Item 8 of this Report. The seasonal trends of the geographic regions and the various industries in which the Company's products are used have substantially offset each other in the past, but there can be no assurance that these geographic regions and various industries will continue to offset each other in the future or that the Company will not experience seasonal trends in the future.

     Substantially all of the products sold outside the United States are manufactured and assembled at facilities in Canada, The Netherlands, Japan, England, Scotland, France, Italy, Germany, South Korea, China, Mexico, Brazil, Australia, New Zealand, and India. Most of Keystone's employees engaged in operations outside the United States, including plant managers and other executive personnel, are citizens of the nations in which they work. The various aspects of Keystone's operations outside the United States take into account local conditions and customs, but basic business methods are similar in all areas. Sales and operations outside the United States are subject to the inherent risk of fluctuations in currency rates.

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

     There was no single customer which accounted for more than 10% of sales during 1996. Although the Company does not necessarily know the intended use or ultimate customer for all of its products, particularly those sold through distributors, its business is not dependent on a single customer or a few customers. Sales in diverse geographic areas and to a large number of customers and industries lessen exposure to adverse conditions in a single industry or area. These factors, however, do not afford protection against a general economic downturn.

     Keystone extends 30-day credit to most customers except in certain foreign markets, where local trade practices differ. Credit losses have not been material. Keystone carries some inventory of all its products, and it generally satisfies its working capital requirements out of internally generated funds. Reference is made to

Note 5 to the Consolidated Financial Statements in Item 8 of this Report for information about lines of credit that are available to finance working capital.

     The Company's products are sold in highly competitive markets, both in the United States and internationally. Within each of these markets, there are numerous competitors who, in some instances, operate as divisions of larger corporations while others are companies with a limited product line. Management considers advanced technology, global presence and experienced personnel to be the primary competitive factors.

     The Company's backlog of unshipped orders was $135.5 million at December 31, 1996, compared with $156.6 million at December 31, 1995, or a decrease of 13%. This decline is primarily due to improved efficiencies and velocity in the manufacturing processes. Orders in backlog at year-end are usually shipped during the following year. In the past, the effect of changes to or cancellations of orders has been minimal.

     At December 31, 1996, Keystone had approximately 4,276 employees worldwide.

ITEM 2. PROPERTIES.

     Keystone's major domestic manufacturing operations are located in Houston, Stafford and Harlingen, Texas; Blue Bell, Pennsylvania; Andrews, Indiana; Birmingham, Alabama; and Black Mountain, North Carolina. Keystone's other manufacturing and assembly facilities are in most cases owned by the Company and are located in 15 other countries. The Company also leases warehouse and office space in which it maintains its sales offices. These facilities, including the corporate offices located in Houston, contain approximately 730,000 square feet of office space and 1,850,000 square feet of manufacturing space on 210 acres of land owned by the Company.

ITEM 3. LEGAL PROCEEDINGS.

     Keystone and its subsidiaries are engaged in various claims and litigation arising from their operations. In the opinion of management, uninsured losses, if any, resulting from these matters will not have a material adverse impact on the consolidated financial position or future results of operations of the Company.

     During the fourth quarter of 1996, the Company settled for an immaterial amount an outstanding claim brought by a former distributor in an action then pending in Federal District Court in Houston, Texas.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
        MATTERS.

     The common stock of Keystone is traded on the New York Stock Exchange under the symbol KII. The following table shows the high and low sales prices as reported by the New York Stock Exchange Composite Tape and cash dividends declared per share.

                                                              HIGH    LOW     DIVIDEND
                                                              ----    ----    ---------
1996
-----
  First Quarter.............................................  $22 3/4 $19 3/8   $.185
  Second Quarter............................................   22 1/2  20 1/2    .185
  Third Quarter.............................................   21      17 1/4    .185
  Fourth Quarter............................................   20 1/2  17 1/4    .185
1995
-----
  First Quarter.............................................  $22 1/4 $16 3/4   $.185
  Second Quarter............................................   22 3/4  19 3/8    .185
  Third Quarter.............................................   22 1/2  19 3/8    .185
  Fourth Quarter............................................   23      18 7/8    .185

     The approximate number of security holders of the Company's common stock was 2,550 as of February 28, 1997. This number does not include the number of security holders for whom shares are held in a "nominee" or "street" name.

ITEM 6. SELECTED FINANCIAL DATA.

                                                     1996     1995     1994     1993     1992
                                                    ------   ------   ------   ------   ------
                                                     (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Net Sales.........................................  $677.9   $597.1   $535.1   $516.1   $528.4
Total Assets......................................   542.8    556.6    496.3    456.5    438.1
Long-Term Debt....................................    74.6     79.5     60.5     62.3(2)  14.3(2)
Restructuring, Severance, Asset Impairment and
  Plant Closure Costs.............................      --     33.9      4.4       --       --
Gains on Sales of Certain Assets..................      --      5.3      4.7       --       --
Income from Continuing Operations and Before
  Change in Accounting Principle..................    41.9     19.9(1)  33.0     39.1     42.5
Cumulative Effect of Change in Accounting
  Principle.......................................      --       --       --      1.9(3)    --
Earnings Per Share from Continuing Operations and
  Before Change in Accounting Principle...........    1.18      .56(1)   .94     1.12     1.22
Cash Dividends Per Share..........................     .74      .74      .74      .72      .68

---------------

(1) In 1995, after considering estimated tax benefits of $9.4, the effect of restructuring, severance, asset impairment, plant closure costs and gains on sales of certain assets was to reduce income by $19.2, or $.55 per share. See Notes 2 and 3 to the Consolidated Financial Statements in Item 8 of this Report for additional discussion of these charges.

(2) The 8.75% Notes totaling $43.0 were due November 1, 1993, and as of December 31, 1992, were classified as current portion of long-term debt. These 8.75% Notes were refinanced on November 1, 1993, with $45.0 of 6.34% Senior Notes due November 1, 2000. See Note 5 to the Consolidated Financial Statements in
    Item 8 of this Report.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SUMMARY

     In management's discussion and analysis of financial condition and results of operations, various comments are made regarding the Company's future expectations or plans that constitute forward-looking statements for purposes of the safe harbor provisions of the Private Securities Litigation Act of 1995. Actual results may differ materially from those indicated by these forward-looking statements as a result of certain factors described in this Form 10-K and the Company's Annual Report to Shareholders.

     The following table sets forth for the periods indicated (i) percentages which certain items reflected in the accompanying Consolidated Statements of Income bear to net sales of the Company and (ii) the percentage increase or decrease of amounts of such items as compared to the indicated prior period:

                                                                                  PERCENTAGE INCREASE
                                                                                     (DECREASE) OF
                                                       PERCENTAGE OF NET SALES          AMOUNTS
                                                       ------------------------   -------------------
                                                             YEARS ENDED
                                                             DECEMBER 31,             YEARS ENDED
                                                       ------------------------   -------------------
                                                        1996     1995     1994    1996-95    1995-94
                                                       ------   ------   ------   --------   --------
Net Sales............................................   100.0    100.0    100.0      13.5       11.6
Cost and Expenses:
  Cost of sales......................................    62.4     60.6     58.9      17.0       14.8
  Selling, general and administrative................    25.9     27.3     29.7       7.5        2.8
  Restructuring and severance costs..................      --      3.8       --         *          *
  Impairment of assets held for sale.................      --      1.4       --         *          *
  Plant closure and related costs....................      --       .5       .8         *          *
  Interest expense...................................     1.2      1.0      1.0      29.0       12.7
  Interest income....................................     (.2)     (.2)     (.3)    (16.6)     (14.3)
  Other, net.........................................     1.0       .2       .1         *          *
Income before Income Taxes...........................     9.7      5.4      9.8     105.6      (38.7)
Provision for Income Taxes...........................     3.5      2.1      3.6      97.5      (37.1)
Net Income...........................................     6.2      3.3      6.2     110.6      (39.7)

---------------

* Percentage not meaningful

RESULTS OF OPERATIONS (DOLLAR AMOUNTS IN MILLIONS)

  Net Sales

     Net sales increased 14% in 1996 compared with a 12% increase in 1995. Shown below is an analysis of the change in net sales. Gachot S.A. and Chemat GmbH, two European companies acquired in the fourth quarter of 1995, accounted for 6% of the increase in 1996.

                                                              ANALYSIS OF NET SALES INCREASE
                                                                        (DECREASE)
                                                              ------------------------------
                                                                       YEARS ENDED
                                                              ------------------------------
                                                                1996-1995        1995-1994
                                                              -------------    -------------
Domestic:
     Internal growth........................................  $  .6      .2%   $ 4.7     2.1%
                                                              -----            -----
International:
     Internal growth........................................   47.4    13.0%    40.2    13.1%
     Exchange rate effect...................................   (1.8)    (.5)%   17.1     5.6%
                                                              -----            -----
     Total international....................................   45.6    12.5%    57.3    18.7%
                                                              -----            -----
Acquisitions................................................   34.6     5.8%      --       *
                                                              -----            -----
Total Net Sales Increase....................................  $80.8    13.5%   $62.0    11.6%
                                                              =====            =====

---------------

* Percentage not meaningful

     Excluding currency effects, international net sales increased 13% in both 1996 and 1995. These increases are primarily attributable to growth in the Company's Italian and Asia-Pacific operations.

     The Company's sales and results of operations outside the United States are subject to the inherent risk of fluctuations in currency rates. During 1996, sales declined by $1.8 primarily as a result of the fluctuation of several European currencies against the U.S. dollar. During 1995, Asia-Pacific and European currencies strengthened in relation to the U.S. dollar, resulting in $17.1 of additional net sales related to currency fluctuations.

  Cost and Expenses

     Cost of sales as a percentage of sales was 62.4%, 60.6% and 58.9% in 1996, 1995, and 1994, respectively. Over the last three years, the Company has been experiencing increased price competition, especially in the Asia-Pacific region in 1996 and 1995 and in the U.S. and Europe in 1994. During 1996 and 1995, the Company's project business which has lower margins, increased over 1994.

     In 1996, the increase in cost of sales is primarily a result of increased costs incurred by the Company's Vanessa operations in Italy to meet significant demand and shorten lead time, start-up costs associated with establishing U.S. Vanessa manufacturing capability, an increase in mix of aggressively-priced project business in Europe, Japan, China, and the U.S., the impact of the Japanese yen weakening against currencies of Keystone entities supplying products to the Japanese market, and the addition of Gachot and Chemat activity at lower gross margins than the Company reported in 1995. These increased costs were partially offset by improvements in Yarway operations associated with the divestiture of an underperforming product line and improvements related to 1996 cost reduction initiatives.

     To counteract this trend of reduced gross margins, the Company is continuing its cost reduction initiatives. All major plants are emphasizing simplified and shortened business processes, improvements in efficiency and on-time deliveries, and reduced inventory levels. Other product cost reduction steps include the redesign and rationalization of certain products, the implementation of new manufacturing systems and reducing component and raw material procurement costs. During the fourth quarter of 1996, the Company established an aggressive program of pooling its purchasing volumes and driving toward lower-cost sources more rapidly.

     Selling, general and administrative expenses as a percentage of sales were 25.9%, 27.3% and 29.7% in 1996, 1995 and 1994, respectively. The reduction in selling, general and administrative expenses as a percent of sales in year over year comparisons for 1996 and 1995 was primarily attributable to the Company's ongoing efforts to reduce its infrastructure costs.

     Restructuring and severance costs of $22.8, or $.43 per share, in 1995 relate to two initiatives to streamline operations and divest underperforming assets. The first initiative was a worldwide workforce reduction in the first quarter of 1995 that resulted in the elimination of approximately 270 positions. Severance related costs associated with these terminations totaled $8.4 before income taxes, or $.15 per share. This workforce reduction was substantially completed by the end of the second quarter of 1995.

     The second initiative started in the fourth quarter of 1995 when the Company recorded a charge of $14.4 before income taxes, or $.28 per share, for restructuring and severance costs related to further operational consolidation and divestiture of underperforming assets. Of this amount, approximately $11.7 related to future cash outflows, while the remainder related to non-cash write-offs of current assets. The balance of the related restructuring liability as of December 31, 1996 was $5.7. The majority of these liabilities should be paid or settled during 1997. The Company's restructuring plans center around the reorganization of the Company's operations into two groups: the Industrial Valves and Controls Group and the Engineered Products Group. This alignment has allowed for reductions in the infrastructure previously necessary to support a larger number of divisions. The divestiture of underperforming assets included a discontinued product line and several small businesses with total annual sales of approximately $13 million. In connection with this divestiture decision, the Company also recognized a charge of $8.2 before income taxes, or $.16 per share, in the fourth quarter of 1995 relating to the impairment in certain long-lived assets held for sale.

     The restructuring and divestiture plans initiated by the Company in the fourth quarter of 1995 were originally expected to result in the reduction of an additional 260 positions. Management currently believes the ultimate reduction of positions in connection with these steps will be approximately 220, with 80 of these positions related to activities being divested and 140 associated with ongoing operations. It is expected that these actions will reduce operating costs by approximately $10.0 before income taxes on an annual basis. Due to the timing of these initiatives, the 1996 benefit from these actions was $4.8.

     Plant closure costs of $2.9 were recognized in 1995 in connection with the closure of a manufacturing facility in Indiana. This is in addition to the $4.4 which was recorded in 1994. The 1995 costs include incremental costs incurred at the facilities to which operations were transferred. The 1994 costs include $2.7 of termination pay and disposition of the Company's pension obligations related to the facility. The remainder of these costs reflect the book value of fixed assets at the facility that will not be recovered, as well as estimates of the costs associated with moving the facility's manufacturing operations to other locations. The Company has terminated approximately 155 employees from the plant, of which 58% were hourly workers involved in manufacturing processes and 42% were involved in engineering and administrative functions, and the closure was complete in 1995.

     "Other, net", generally represents amortization of debt costs and intangible assets as well as exchange gains and losses on transactions denominated in foreign currencies. In 1995, "Other, net" includes a gain of $4.6 in connection with the disposition of an interest in a former subsidiary and a gain of $.7 with respect to the sale of the Company's previous facility in Mexico. In 1994, "Other, net" includes a gain of $4.7 related to the sale of the Company's previous manufacturing facility in South Korea.

     The Company's effective income tax rates were 36.5%, 38.0% and 37.0% in 1996, 1995 and 1994, respectively. The Company provides for taxes on all unremitted foreign earnings at a rate not less than the U.S. statutory rate. The difference between the domestic statutory tax rate and the actual effective tax rate is primarily due to net operating losses of certain foreign entities not currently realizable for tax purposes. See Note 6 to the Consolidated Financial Statements in Item 8 of this Report for additional information on income taxes.

     The Internal Revenue Service ("IRS") has examined the Company's federal income tax returns for calendar years 1989 through 1992. The Company has resolved most issues with the IRS for calendar years 1989 through 1991. In addition, the IRS has recommended an assessment of additional tax for calendar year 1992. The Company is vigorously contesting the remaining issues for these years. Management believes that any adjustment that may result from these examinations will not have a material adverse impact on the Company's consolidated financial position or future results of operations.

LIQUIDITY AND CAPITAL RESOURCES (DOLLAR AMOUNTS IN MILLIONS)

     The Company's financial position remained strong during 1996. At December 31, 1996, the Company had working capital of $191.7 compared to $174.2 at December 31, 1995, an increase of $17.5. This increase was primarily a result of a reduction in inventory of approximately $26.0 which enabled the Company to reduce its short-term borrowings by approximately $14.0. During 1996, the Company had capital expenditures of $25.2 (net of proceeds from disposals) and paid cash dividends of $25.7. As of December 31, 1996, the Company had committed and uncommitted lines of credit totaling $96.2, of which $82.7 is available to the Company. Management is not aware of any potential impairments to the Company's liquidity, and believes its internal and existing external sources of cash will provide the necessary funds with which to meet its expected ongoing obligations.

INFLATION

     During 1994 through 1996, inflation has had a relatively minor effect on the majority of Keystone's operations. However, in Brazil, which accounted for only 2% of net sales and 5% of income in 1996, inflation often makes the operating environment somewhat difficult. The 1996 translation losses reflected in "Other, net" in the Consolidated Statements of Income, included in Item 8 of this Report, result from these operations.

     At the end of 1996, Mexico became a highly inflationary economy. Accordingly, effective January 1, 1997, the translation adjustments related to the Company's operations in Mexico will be reflected in the results of operations. Mexico accounted for only 2% of net sales and 4% of net income in 1996. The Company does not expect this change to have a material effect on its consolidated financial position or future results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The response to this item is submitted as a separate section of this Report on page 10.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

     Part III (Items 10 through 13) is omitted because the Registrant expects to file with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996, a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 which involves the election of directors. If for any reason such a statement is not filed within such a period, this Report will be amended appropriately.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1) and (2): The response to this portion of Item 14 is submitted as a separate section of this Report on page 10.

     (a)(3) Exhibits:

                                                                   INCLUDED IN THIS FILING OR
 EXHIBIT NUMBER AND DESCRIPTION                                  INCORPORATION BY REFERENCE TO
 ------------------------------                            ---------------------------------------
 (3.1)  Articles of Incorporation..........................  Exhibit 4.1 to Registrant's Form 10-Q
                                                             for the quarter ended June 30, 1988.

 (3.2)  Bylaws.............................................  Exhibit 3.2 to Registrant's Form 10-K
                                                             for the year ended December 31, 1993.

 (4.1)  Form of Note purchase agreement dated as of October
          15, 1993 between the Company and several
          purchasers.......................................  Exhibit 4.1 to Registrant's Form 10-K
                                                             for the year ended December 31, 1993.

 (4.2)  Shareholder Rights Plan dated as of March 31, 1990
          by and between Keystone International, Inc. and
          NationsBank of Texas, N.A., as Rights Agent
          (Shareholder Rights Plan)........................  Exhibit 4.2 to Registrant's Form 10-K
                                                             for the year ended December 31, 1990.

 (4.3)  Agreement of the Company to provide to the
          Commission, upon request, copies of certain
          long-term debt agreements........................  Exhibit 4.3 to Registrant's Form 10-K
                                                             for the year ended December 31, 1991.

(10.1)  Keystone International, Inc. 1985 Incentive Stock
          Plan as amended..................................  Exhibit 4(a) to Registrant's
                                                             Registration Statement No. 33-37053.

(10.2)  1994 Directors' Stock Option Plan..................  Exhibit 10-A to Registrant's Form 10-Q
                                                             for the quarter ended June 30, 1995.

(10.3)  Form of Change of Control Agreement dated December
          15, 1995 between the Company and Messrs. French,
          Baldwin, Hyland and certain other
          non-executive officer management personnel.......  Exhibit 10.3 to Registrant's Form 10-K for the year ended December 31, 1995.

(10.4)  Change of Control Agreement dated December 15, 1995
          between the Company and Nishan Teshoian..........  Exhibit 10.4 to Registrant's Form 10-K
                                                             for the year ended December 31, 1995.

   (10.5)  Transition Agreement dated July 19, 1995 between the Company and
             Raymond A. LeBlanc............................................  Exhibit 10.5 to Registrant's Form 10-K
                                                                             for the year ended December 31, 1995.
   (10.6)  Change of Control Agreement dated June 3, 1996 between the
             Company and Francis S. Kalman.................................  Filed herewith.
   (10.7)  Change of Control Agreement dated August 5, 1996 between the
             Company and James M. Sweet....................................  Filed herewith.
   (10.8)  Voluntary Deferred Compensation Plan............................  Filed herewith.
   (11.1)  Statement re computation of per share earnings..................  See financial statements.
   (21.1)  Subsidiaries of the registrant..................................  Filed herewith.
   (23.1)  Consent of independent public accountants.......................  Filed herewith.

     (b) Exhibits and Reports on Form 8-K:

     The Company filed no reports on Form 8-K for the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 1997.

                                            KEYSTONE INTERNATIONAL, INC.
                                            By:          NISHAN TESHOIAN
                                              ----------------------------------
                                                      (Nishan Teshoian)
                                                    Chairman of the Board
                                                 and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on the 18th day of March, 1997.

               NISHAN TESHOIAN                      Director and Chief Executive Officer
---------------------------------------------
              (Nishan Teshoian)

              FRANCIS S. KALMAN                     Senior Vice President and Chief Financial Officer
---------------------------------------------
             (Francis S. Kalman)

                BOB G. GOWER                        Director
---------------------------------------------
               (Bob G. Gower)

              F. O'NEIL GRIFFIN                     Director
---------------------------------------------
             (F. O'Neil Griffin)

            FARRELL G. HUBER, JR.                   Director
---------------------------------------------
           (Farrell G. Huber, Jr.)

                DALE P. JONES                       Director
---------------------------------------------
               (Dale P. Jones)

             W. WAYNE PATTERSON                     Director
---------------------------------------------
            (W. Wayne Patterson)

               ALLEN F. RHODES                      Director
---------------------------------------------
              (Allen F. Rhodes)

              WALLACE S. WILSON                     Director
---------------------------------------------
             (Wallace S. Wilson)

          CONSTANTINE S. NICANDROS                  Director
---------------------------------------------
         (Constantine S. Nicandros)

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                                   FORM 10-K
                          ITEMS 8 AND 14(A)(1) AND (2)

                  INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

     The following financial statements of the Registrant and its subsidiaries required to be included in Items 8 and 14(a)(1) are listed below:

                                                              PAGE
                                                              ----
Consolidated balance sheets as of December 31, 1996 and
  1995......................................................   13
For the years ended December 31, 1996, 1995 and 1994:
     Consolidated statements of income......................   12
     Consolidated statements of cash flows..................   14
     Consolidated statements of changes in shareholders'
      investment............................................   15
Notes to consolidated financial statements..................   16
Report of independent public accountants....................   27

                            ------------------------

     All schedules have been omitted because the conditions requiring their filing do not exist or because the required information is provided in the financial statements, including the notes thereto.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               1996     1995     1994
                                                              ------   ------   ------
Net Sales...................................................  $677.9   $597.1   $535.1
                                                              ------   ------   ------
Cost and Expenses:
     Cost of sales..........................................   422.9    361.6    314.9
     Selling, general and administrative....................   175.5    163.3    158.8
     Restructuring and severance costs......................      --     22.8       --
     Impairment of assets held for sale.....................      --      8.2       --
     Plant closure and related costs........................      --      2.9      4.4
     Interest expense.......................................     8.0      6.2      5.5
     Interest income........................................    (1.0)    (1.2)    (1.4)
     Other, net.............................................     6.5      1.2       .5
                                                              ------   ------   ------
                                                               611.9    565.0    482.7
                                                              ------   ------   ------
Income before Income Taxes..................................    66.0     32.1     52.4
Provision for Income Taxes..................................    24.1     12.2     19.4
                                                              ------   ------   ------
Net Income..................................................  $ 41.9   $ 19.9   $ 33.0
                                                              ======   ======   ======
Earnings Per Share..........................................  $ 1.18   $  .56   $  .94
                                                              ======   ======   ======

   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                  (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               1996     1995
                                                              ------   ------
                                   ASSETS
Current Assets:
     Cash and cash equivalents..............................  $ 24.8   $ 12.9
     Receivables (principally trade accounts, net of
      allowances for doubtful accounts of $6.3 in
      1996 and $6.0 in 1995)................................   162.9    160.6
     Inventories............................................   142.1    168.0
     Prepayments and other..................................     6.3      6.1
                                                              ------   ------
                                                               336.1    347.6
                                                              ------   ------
Property, Plant and Equipment:
     Land...................................................    22.4     22.5
     Buildings and improvements.............................    93.5     94.7
     Machinery and equipment................................   237.5    217.9
                                                              ------   ------
                                                               353.4    335.1
     Less -- accumulated depreciation.......................   200.3    184.9
                                                              ------   ------
                                                               153.1    150.2
                                                              ------   ------
Other Assets................................................    53.6     58.8
                                                              ------   ------
                                                              $542.8   $556.6
                                                              ======   ======
                   LIABILITIES & SHAREHOLDERS' INVESTMENT

Current Liabilities:
     Current portion of long-term debt......................  $  2.4   $  2.5
     Short-term bank borrowings.............................    13.5     28.4
     Accounts payable.......................................    40.5     42.1
     Accrued liabilities....................................    76.9     87.4
     Dividends payable......................................     6.6      6.6
     Income taxes payable...................................     4.5      6.4
                                                              ------   ------
                                                               144.4    173.4
                                                              ------   ------
Long-Term Debt:
     6.34% Senior Notes payable.............................    45.0     45.0
     Other long-term notes payable..........................    29.6     34.5
                                                              ------   ------
                                                                74.6     79.5
                                                              ------   ------
Deferred Income Taxes.......................................     3.9      2.7
Other Long-Term Liabilities.................................    19.1     18.1
                                                              ------   ------
                                                                23.0     20.8
                                                              ------   ------
Commitments and Contingencies

Shareholders' Investment:
     Common stock, $1.00 par value, 50 shares authorized....    35.9     35.9
     Additional paid-in capital.............................   113.8    112.4
     Retained earnings......................................   156.7    140.6
     Treasury stock, at cost................................    (5.7)    (7.0)
     Unamortized restricted stock grant expense.............    (3.5)    (3.7)
     Foreign currency translation adjustments...............     3.6      4.7
                                                              ------   ------
                                                               300.8    282.9
                                                              ------   ------
                                                              $542.8   $556.6
                                                              ======   ======

   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (AMOUNTS IN MILLIONS)

                                                               1996     1995     1994
                                                              ------   ------   ------
Cash Flows From Operating Activities:
     Net income.............................................  $ 41.9   $ 19.9   $ 33.0
     Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation......................................    24.3     23.6     19.9
          Amortization......................................     6.2      5.5      5.7
          Restructuring costs...............................      --     14.4       --
          Impairment of assets held for sale................      --      8.2       --
          Non-cash element of 401(k) and other profit
            sharing plans...................................     1.1       --       --
          Increase (decrease) in deferred income taxes......     1.9     (3.5)     5.7
          Gain on sale of interest in former subsidiary.....      --     (4.6)      --
          Gain on sale of property, plant and equipment.....     (.5)     (.8)    (5.5)
          Increase in receivables...........................    (1.6)   (25.6)    (6.6)
          Decrease (increase) in inventories................    26.7     (4.8)   (17.5)
          Decrease (increase) in prepayments and other
            assets..........................................    (4.3)    (2.8)      .9
          Increase (decrease) in accounts payable and other
            liabilities.....................................   (14.3)    (3.6)    10.0
          Increase (decrease) in income taxes payable.......    (2.1)     1.7     (5.2)
                                                              ------   ------   ------
Net Cash Provided by Operating Activities...................    79.3     27.6     40.4
                                                              ------   ------   ------
Cash Flows From Investing Activities:
     Proceeds from sale of interest in former subsidiary....      --      4.8       --
     Purchases of property, plant and equipment.............   (27.8)   (25.1)   (35.1)
     Proceeds from sale of property, plant and equipment....     2.6      4.1     11.1
     Acquisitions, net of cash acquired.....................      --    (19.4)      --
                                                              ------   ------   ------
Net Cash Used by Investing Activities.......................   (25.2)   (35.6)   (24.0)
                                                              ------   ------   ------
Cash Flows From Financing Activities:
     Increase (decrease) in short-term bank borrowings......   (14.3)    11.2      7.4
     Payments on long-term debt.............................    (4.2)    (9.6)    (6.1)
     Proceeds from issuance of long-term debt...............     1.3     24.3      4.6
     Cash dividends paid....................................   (25.7)   (25.5)   (25.0)
     Proceeds from stock plans and other....................      .7      1.8      1.3
                                                              ------   ------   ------
Net Cash Provided (Used) by Financing Activities............   (42.2)     2.2    (17.8)
                                                              ------   ------   ------
Effect of Exchange Rate Changes on Cash and Cash
  Equivalents...............................................      --       --       .2
                                                              ------   ------   ------
Increase (Decrease) in Cash and Cash Equivalents............    11.9     (5.8)    (1.2)
Cash and Cash Equivalents at Beginning of Year..............    12.9     18.7     19.9
                                                              ------   ------   ------
Cash and Cash Equivalents at End of Year....................  $ 24.8   $ 12.9   $ 18.7
                                                              ======   ======   ======

   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' INVESTMENT

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                  (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                               1996     1995     1994
                                                              ------   ------   ------
Common Stock, $1.00 Par Value:
     Beginning balance......................................  $ 35.9   $ 35.9   $ 35.8
     Issuance of stock under various plans and other........      --       --       .1
                                                              ------   ------   ------
     Ending balance.........................................    35.9     35.9     35.9
                                                              ------   ------   ------
Additional Paid-in Capital:
     Beginning balance......................................   112.4    111.6    110.2
     Tax (expense) benefit resulting from stock options and
      grants................................................      --      (.1)      .1
     Issuance of stock under various plans and other........     1.4       .9      1.3
                                                              ------   ------   ------
     Ending balance.........................................   113.8    112.4    111.6
                                                              ------   ------   ------
Retained Earnings:
     Beginning balance......................................   140.6    146.1    138.5
     Net income.............................................    41.9     19.9     33.0
     Cash dividends declared ($.74 per share in 1996, 1995
      and 1994).............................................   (26.3)   (26.2)   (26.1)
     Issuance of treasury stock.............................      .5       .8       .7
                                                              ------   ------   ------
     Ending balance.........................................   156.7    140.6    146.1
                                                              ------   ------   ------
Treasury Stock, at Cost:
     Beginning balance (.6 shares at 1-1-94)................    (7.0)    (8.1)    (9.5)
     Exercise of stock options..............................      --       .6       .3
     Restricted stock grant plans...........................      .5       .1       .9
     Other..................................................      .8       .4       .2
                                                              ------   ------   ------
     Ending balance (.4 shares at 12-31-96).................    (5.7)    (7.0)    (8.1)
                                                              ------   ------   ------
Unamortized Restricted Stock Grant Expense:
     Beginning balance......................................    (3.7)    (4.3)    (4.2)
     Issuance of grants, net of cancellations...............     (.9)     (.6)    (1.4)
     Amortization...........................................     1.1      1.2      1.3
                                                              ------   ------   ------
     Ending balance.........................................    (3.5)    (3.7)    (4.3)
                                                              ------   ------   ------
Foreign Currency Translation Adjustments:
     Beginning balance......................................     4.7      5.2      (.2)
     Translation adjustments................................    (1.8)     (.7)     8.3
     Income tax adjustments.................................      .7       .2     (2.9)
                                                              ------   ------   ------
     Ending balance.........................................     3.6      4.7      5.2
                                                              ------   ------   ------
Total Shareholders' Investment..............................  $300.8   $282.9   $286.4
                                                              ======   ======   ======

   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA OR OTHERWISE NOTED)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation -- The consolidated financial statements include the accounts of Keystone International, Inc. and its subsidiaries ("Keystone" or the "Company"). All significant intercompany accounts and transactions have been eliminated.

     Reclassifications -- Certain reclassifications of prior period amounts have been made to conform to current period classifications.

     Foreign Currency Translation -- Assets and liabilities of most foreign subsidiaries are translated at current exchange rates, and related revenues and expenses are translated at average exchange rates for the year. Since the functional currencies of these subsidiaries are not the U.S. dollar, the resulting translation adjustments are recorded as a separate component of shareholders' investment. Translation gains and losses relating to the Company's operations in highly inflationary economies, are charged against income. Because exchange rate changes do not themselves give rise to cash flows, their effects on items other than cash and cash equivalents are excluded from the Consolidated Statements of Cash Flows.

     Cash Equivalents -- The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Depreciation and Amortization -- Keystone provides depreciation for financial reporting purposes primarily on a straight-line basis over periods ranging from five to thirty years on buildings and improvements and three to ten years for machinery and equipment. Goodwill is included in other assets and is being amortized over periods ranging from ten to forty years. Other intangible assets, which primarily include engineering drawings, patents and trade names, are being amortized over periods ranging from one to twenty years.

     New Accounting Standards -- In 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of this standard did not have a significant impact on the Company's financial position or results of operations.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 is effective for fiscal year 1996. The adoption of SFAS No. 123 did not have a material effect upon the Company's financial position or results of operations. See Note 7 for disclosures related to the adoption of SFAS No. 123.

     Estimates -- Financial statements prepared in accordance with generally accepted accounting principles require the use of management estimates and accordingly, actual results could differ from these estimates. See Note 3 regarding the estimates related to restructuring activities.

(2) ACQUISITIONS AND PLANT CLOSING

     In November 1995, the Company acquired 95% of the shares of Gachot, S. A., a publicly traded French manufacturer of ball valves, and 100% of the shares of Chemat GmbH, a privately held German affiliate of Gachot, S.A. that distributes ball valves (collectively referred to as "Gachot/Chemat"). The purchase price for Gachot/Chemat totaled $20.9. During the fourth quarter of 1996, substantially all of the remaining shares of Gachot S.A. were purchased by the Company.

     The acquisitions were accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair market values. The excess of purchase price over net assets acquired was originally estimated to be $30.0. The estimates of the fair market value of net assets acquired were adjusted based on the results of appraisals in 1996. This adjustment resulted

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES in a net decrease of $3.6 in the amount of excess purchase price over net assets acquired. The adjusted amount of excess purchase price over net assets acquired is being amortized over 25 years using the straight line method.

     Plant closure costs of $2.9 were recognized in 1995 in connection with the closure of a manufacturing facility in Indiana. This is in addition to the $4.4 which was recorded in 1994. The 1995 costs include incremental costs incurred at the facilities to which operations have been transferred. The 1994 costs include $2.7 of termination pay and disposition of the Company's pension obligations related to the facility. The remainder of these costs reflect the book value of assets at the facility that will not be recovered, as well as estimates of the costs associated with moving the facility's manufacturing operations to other locations. The Company has terminated approximately 155 employees from the plant, of which 58% were hourly workers involved in manufacturing processes and 42% were involved in engineering and administrative functions, and the closure was complete in 1995.

(3) RESTRUCTURING, SEVERANCE AND ASSET IMPAIRMENT

     During the first quarter of 1995, the Company recorded a charge of $8.4 before income taxes, or $.15 per share, and during the fourth quarter of 1995, the Company recorded a charge of $14.4 before income taxes, or $.28 per share, for restructuring and severance related costs. The first quarter charge represented severance costs in connection with a worldwide workforce reduction that resulted in the elimination of approximately 270 positions. This reduction was substantially completed by the end of the second quarter of 1995. The fourth quarter 1995 charge relates to restructuring plans aimed at further streamlining of operations and divestiture of underperforming assets. These steps were originally expected to result in the reduction of an additional 260 positions. Management currently believes the ultimate reduction of positions in connection with these steps will be approximately 220, with 80 of these positions related to business activities being divested and 140 associated with ongoing operations. The fourth quarter 1995 restructuring charge includes accruals for severance and related costs of $9.3, the write-down of certain assets totaling $2.7 and $2.4 of other costs associated with divesting assets. The balance of the related restructuring liability as of December 31, 1996, was $5.7. The majority of the remaining liabilities should be paid or settled during 1997.

     The divestiture of underperforming assets associated with the fourth quarter 1995 restructuring includes a discontinued product line and several small businesses with total annual sales of approximately $13 million. In connection with this divestiture decision, the Company also recognized a charge of $8.2 before income taxes, or $.16 per share, in the fourth quarter of 1995 relating to impairment of certain long-lived assets held for sale as part of these divestitures.

     It is reasonably possible that management's estimates of these amounts will change as the Company proceeds with these initiatives. As of December 1996, management believes that the Company's restructuring plans are on track in terms of timing and charges against reserves.

(4) INVENTORIES

     Inventories are stated at cost which is not in excess of market. Keystone uses the last-in, first-out (LIFO) method of determining inventory cost for most of its domestic inventories. Inventories valued at LIFO cost comprised approximately 34% and 33% of consolidated inventories at December 31, 1996 and 1995, respectively. The remainder of Keystone's inventories are costed using the first-in, first-out (FIFO) method.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

     Inventories, which include material, labor and manufacturing overhead costs, consisted of the following at December 31, 1996 and 1995:

                                                               1996     1995
                                                              ------   ------
Raw materials and parts.....................................  $ 16.1   $ 23.9
Work-in-process.............................................    14.8     20.3
Components, sub-assemblies and finished goods...............   113.3    125.6
Less: LIFO adjustment.......................................    (2.1)    (1.8)
                                                              ------   ------
                                                              $142.1   $168.0
                                                              ======   ======

(5) LONG-TERM DEBT AND SHORT-TERM BANK BORROWINGS

     In November 1995, the Company financed the Gachot/Chemat acquisition with a
66.0 French franc denominated note (equivalent to approximately $12.7 as of December 31, 1996) at an interest rate of 6.8% and a 14.3 German mark denominated note (equivalent to approximately $9.3 as of December 31, 1996) at an interest rate of 6.0%. Both are payable in November 2000. See Note 2 for further discussion of the Gachot/Chemat acquisition.

     In November 1993, the Company refinanced its 8.75% Notes totaling $43.0 with $45.0 of 6.34% Senior Notes due November 1, 2000. Other long-term notes payable at December 31, 1996, bear weighted average interest rates of approximately 7.1% and consist of debt related to the construction of new manufacturing facilities in Japan and South Korea and debt assumed in two 1989 Italian acquisitions. The fair value of the Senior Notes at December 31, 1996, approximates book value based on current market interest rates and discounted future cash flows. The Company believes, based upon current terms, that the carrying value of all other long-term debt approximates fair value.

     Annual maturities of all long-term debt for the next five years are as follows: 1997 -- $2.4; 1998 -- $2.6; 1999 -- $1.7; 2000 -- $68.6; 2001 -- $0.6;
2002 and thereafter -- $1.1.

     Short-term bank borrowings of $13.5 at December 31, 1996, primarily represent borrowings under various committed and uncommitted lines of credit totaling $96.2. Interest rates on these borrowings vary according to the country in which the funds are borrowed, but generally approximate the market rate of interest.

     The Company's various borrowing arrangements have certain restrictive covenants with which the Company is in compliance. These covenants do not materially restrict the Company's activities.

     The Company made cash interest payments of $7.5, $5.7 and $5.1 during 1996, 1995 and 1994, respectively.

(6) INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement provides, among other things, for the recognition and presentation of deferred tax assets and liabilities considering the future consequences of temporary differences between the financial statement bases and the tax bases of assets and liabilities using the tax rates in effect during the period when taxes are actually paid or recovered.

     The Company's provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

     The income tax provisions (benefits) are summarized as follows:

                                                              1996    1995    1994
                                                              -----   -----   -----
Current:
     Domestic...............................................  $ 8.2   $ 2.7   $ 1.4
     Foreign................................................   14.1    12.9    11.9
                                                              -----   -----   -----
                                                              $22.3   $15.6   $13.3
                                                              =====   =====   =====
Deferred:
     Domestic...............................................  $(1.0)  $ (.6)  $ 3.6
     Foreign................................................    2.8    (2.8)    2.5
                                                              -----   -----   -----
                                                              $ 1.8   $(3.4)  $ 6.1
                                                              =====   =====   =====

     The significant components of the net deferred tax liability at December 31, 1996 and 1995 are as follows:

                                                               1996     1995
                                                              ------   ------
Deferred Taxes Relating to:
     Deferred tax (assets):
          Receivables.......................................  $ (1.4)  $ (1.0)
          Inventories.......................................    (2.1)    (5.8)
          Accounts payable and accrued liabilities..........   (10.1)    (9.6)
          Other long-term liabilities.......................    (3.0)    (3.2)
                                                              ------   ------
     Sub-total deferred tax (assets)........................   (16.6)   (19.6)
                                                              ------   ------
     Deferred tax liabilities:
          Property, plant and equipment and other assets....     6.6      4.7
          Unremitted foreign earnings.......................     6.0      7.0
          Other, net........................................     6.0      8.1
                                                              ------   ------
     Sub-total deferred tax liabilities.....................    18.6     19.8
                                                              ------   ------
     Net deferred tax liabilities before cumulative
      translation adjustment................................     2.0       .2
                                                              ------   ------
     Cumulative translation adjustment......................     1.9      2.5
                                                              ------   ------
     Net deferred tax liability.............................  $  3.9   $  2.7
                                                              ======   ======

     During 1996 and 1995, deferred income taxes were provided for significant temporary differences between revenue and expenses for tax and financial statement purposes. Following is a summary of the significant components of the deferred income tax provision (benefit):

                                                              1996    1995    1994
                                                              -----   -----   -----
Receivables.................................................  $ (.4)  $ (.1)  $ 1.4
Inventories.................................................    3.7    (1.0)    (.4)
Accounts payable and accrued liabilities....................    (.5)   (4.9)   (1.4)
Other long-term liabilities.................................     .2      .2      .2
Property, plant and equipment and other.....................    1.9    (1.7)    (.4)
Unremitted foreign earnings.................................   (1.0)    1.3      --
Other, net..................................................   (2.1)    2.8     6.7
                                                              -----   -----   -----
     Deferred income tax provision (benefit)................  $ 1.8   $(3.4)  $ 6.1
                                                              =====   =====   =====

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

     A reconciliation between the actual provision for income taxes and income taxes computed by applying the federal statutory rate follows:

                                                              1996    1995    1994
                                                              -----   -----   -----
Taxes computed using statutory rate.........................  $23.1   $11.2   $18.3
Foreign losses for which no tax benefit is recognized,
  net.......................................................     .5      .4     1.5
State income taxes..........................................     .2      .4      .4
Other, net..................................................     .3      .2     (.8)
                                                              -----   -----   -----
     Actual tax provision...................................  $24.1   $12.2   $19.4
                                                              =====   =====   =====

     The Company made cash tax payments, net of refunds, of approximately $24.0, $13.5 and $18.6 during 1996, 1995 and 1994, respectively.

     Income from continuing operations before income taxes of foreign subsidiaries was $35.2 in 1996, $31.2 in 1995 and $35.6 in 1994.

     The Internal Revenue Service ("IRS") has examined the Company's federal income tax returns for calendar years 1989 through 1992. The Company has resolved most issues with the IRS for calendar years 1989 through 1991. In addition, the IRS has recommended an assessment of additional tax for calendar year 1992. The Company is vigorously contesting the remaining issues for these years. Management believes that any adjustment that may result from these examinations will not have a material adverse impact on the Company's consolidated financial position or future results of operations.

(7) SHAREHOLDERS' INVESTMENT (SHARE AMOUNTS IN THOUSANDS)

     Incentive Stock Plans -- Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" which is effective for all awards granted after December, 1994. Keystone has a number of restricted stock grant and stock option plans which are incentive stock plans administered by a committee of outside directors for the benefit of the Company's key employees and directors. As of December 31, 1996, 764 shares were available for award under these plans. The total compensation cost recognized in income for stock-based compensation awards was $1.2, $1.0 and $1.4 for 1996, 1995 and 1994, respectively.

     Shares issued under the stock grant plans are owned by the employees at the time of grant, subject to certain restrictions, principally continued employment with Keystone for a period to be set by the committee, typically ranging from one to ten years. As of December 31, 1996, there were 261 shares as to which restrictions had not lapsed under the stock grant plans. The deferred compensation expense related to the stock grants is being amortized to expense on a straight-line basis over the period of time the stock is restricted, and the unamortized portion is classified as a reduction of shareholders' investment in the accompanying Consolidated Balance Sheets. The Company granted 54 and 69 shares of restricted stock during 1996 and 1995, respectively. The weighted average grant-date fair value for the stock grants was $21.32 and $21.31 per share for 1996 and 1995, respectively.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

     As allowed by SFAS No. 123, the Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock options as they are issued at exercise prices not less than the fair market value at the date of grant. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                  1996    1995
                                  -----   -----
Net Income:          As Reported  $41.9   $19.9
                     Pro Forma     41.4    19.6
Earnings Per Share:  As Reported  $1.18   $ .56
                     Pro Forma     1.17     .55

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Stock options are generally issued at exercise prices which are not less than the fair market value at the date of grant. The options vest after one to five years and expire after five to ten years from the date of grant. Information about Keystone's stock option plans for the three years ended December 31, 1996, is set forth below:

                                                            NUMBER OF    WEIGHTED AVERAGE
                                                             SHARES       EXERCISE PRICE
                                                            ---------    ----------------
Options outstanding at December 31, 1993..................      665            $23
Options issued............................................      178             22
Options exercised, canceled or converted..................      (62)            16
                                                              -----
Options outstanding at December 31, 1994..................      781             24
Options issued............................................      368             18
Options exercised, canceled or converted..................      (62)            21
                                                              -----
Options outstanding at December 31, 1995..................    1,087             22
Options issued............................................      179             20
Options exercised, canceled or converted..................      (76)            22
                                                              -----
Options outstanding at December 31, 1996..................    1,190             22
                                                              =====

     The 1,190 options outstanding at December 31, 1996, have exercise prices between $9 and $27 per share and a weighted average remaining contractual life of 7 years. 192 of these options are exercisable with exercise prices between $9 and $27 per share and a weighted average remaining contractual life of 2 years. These exercisable options as of December 31, 1996, have a weighted average exercise price of $21 per share.

     The weighted average fair values of options granted in 1996 and 1995 were $6 and $4 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for options issued in 1996 and 1995, respectively: risk-free interest rates of 6.4 and 6.1 percent; expected lives of 7 and 6 years; expected volatility of 26.3 and 25.9 percent; and expected dividend yields of 3.7 percent in both years.

     Shareholder Rights Plan -- In June 1990, the Company adopted a Shareholder Rights Plan and declared a dividend of one Depository Preferred Share purchase right ("Right") for each share of Common Stock outstanding at the close of business on July 2, 1990. Each Right entitles the shareholder to buy from the Company 1/1000 of a share of a new series of preferred stock at an exercise price of $80 per Right. The Board

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES of Directors has authorized 900 preferred shares, designated as Preferred
Shares -- Junior Participating Series A, for issuance upon exercise of such Rights. The Rights will not be exercisable unless a party acquires, or announces a tender offer for, beneficial ownership of 20% or more of the Company's Common Stock. The Rights may be redeemed by the Company at a price of $.001 per Right at any time prior to their expiration on March 31, 2000, or any earlier distribution of Rights certificates in accordance with the terms of the plan.

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

(8) EARNINGS PER SHARE

     Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. The weighted average number of common and common equivalent shares used in computing earnings per share was 35.5, 35.4 and 35.3 in 1996, 1995 and 1994, respectively. There is no significant difference between earnings per share on a primary and a fully diluted basis.

(9) EMPLOYEE BENEFIT PLANS

     Defined Contribution and Benefit Plans -- Keystone has qualified and non-qualified profit sharing and stock bonus plans for employees of its domestic operations. Contributions to these plans, which may be in the form of cash or shares of the Company's stock, are based on a discretionary percentage (as approved by the Board of Directors) of pretax income before profit sharing and stock bonus contributions. Effective in 1996, revisions to the Company's plans that will affect most domestic employees include cash profit sharing contributions of not less than 2% of eligible compensation and Company matching of 50% in the form of Company stock, of individual employee 401(k) plan contributions of up to 3% of the eligible compensation. Certain foreign subsidiaries and one domestic subsidiary also maintain retirement benefit plans for their employees. Keystone's expenses related to these profit sharing, stock bonus and retirement benefit plans were $5.9 in 1996, $5.5 in 1995, and $5.2 in 1994.

     Postretirement Benefit Plans -- The Company maintains an unfunded, defined contribution postretirement medical benefit program for those domestic retirees with at least 25 years of service. Postretirement benefits charged to operating income were a gain of $.2 in 1996 and expenses of $.1 and $.1 for 1995 and 1994, respectively.

     Other long-term liabilities included $8.5 and $8.9 at December 31, 1996 and 1995, respectively, related to the long-term obligation for postretirement benefits.

(10) COMMITMENTS AND CONTINGENCIES

     Litigation -- Keystone and its subsidiaries are engaged in various claims and litigation arising from their operations. In the opinion of management, uninsured losses, if any, resulting from these matters will not have a material adverse impact on the consolidated financial position or future results of operations of the Company.

     Rental Expense -- Rental expense was $7.4, $5.2 and $5.7 for 1996, 1995 and 1994, respectively. The Company has entered into various leases, including an insignificant amount of capital leases, which provide for future minimum lease payments as follows: 1997 -- $6.6; 1998 -- $4.2; 1999 -- $2.8; 2000 -- $1.7;
2001 -- $1.0; 2002 and thereafter $2.8.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

     Letters of Credit -- At December 31, 1996 and 1995, the Company had outstanding letters of credit of $4.5 and $6.1, respectively.

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

     From time to time, the Company enters into forward exchange contracts and borrows in foreign currencies to mitigate the effect of exchange rate fluctuations on identifiable transactions. These hedging techniques limit exchange rate exposure and the resulting impact on the Company's reported results of operations. Concentrations of credit risk with respect to foreign exchange contracts are minimal due to the limited use of such contracts by the Company. At December 31, 1996, the Company has obligations of $18.1 under forward exchange contracts primarily for Dutch guilders, British pounds and Australian dollars with various settlement dates throughout the first half of 1997.

     On an overall basis, management does not believe the Company is exposed to concentrations of credit risk that are likely to have a material impact on the Company's financial position or results of operations.

(11) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a tabulation of the unaudited quarterly results of operations for each of the two years ended December 31, 1996:

                                                            YEAR ENDED DECEMBER 31, 1996
                                                 --------------------------------------------------
                                                                 THREE MONTHS ENDED
                                                 --------------------------------------------------
                                                 MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                 --------    -------    ------------    -----------
Net Sales......................................   $164.2     $173.6        $163.3         $176.8
Gross Profit...................................     60.9       64.6          63.5           66.0
% of Net Sales.................................    37.1%      37.2%         38.9%          37.3%
Net Income.....................................   $  9.3     $ 10.7        $ 10.1         $ 11.8
% of Net Sales.................................     5.7%       6.2%          6.2%           6.7%
Earnings Per Share.............................   $  .26     $  .30        $  .29         $  .33

                                                            YEAR ENDED DECEMBER 31, 1995
                                                 --------------------------------------------------
                                                                 THREE MONTHS ENDED
                                                 --------------------------------------------------
                                                 MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                 --------    -------    ------------    -----------
Net Sales......................................   $138.2     $152.1        $147.3         $159.5
Gross Profit...................................     54.7       61.1          59.0           60.7
% of Net Sales.................................    39.6%      40.2%         40.1%          38.1%
Net Income.....................................   $  4.0     $  9.8        $ 11.6         $ (5.5)
% of Net Sales.................................     2.9%       6.4%          7.9%          (3.4%)
Earnings Per Share.............................   $  .11     $  .28        $  .33         $ (.16)

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

(12) INDUSTRY AND GEOGRAPHIC AREA INFORMATION

     Industry Segments -- Keystone operates in one industry segment which involves the design, manufacture and marketing of flow control products. These products primarily include valves and actuators, the devices often used to operate valves. The Company's valves and actuators are generally used in industrial and infrastructure process and flow applications, and range from small, simple products to large, complex configurations.

     There was no single customer which accounted for more than 10% of sales during 1996. Although the Company does not necessarily know the intended use or ultimate customer for all of its products, particularly those sold through distributors, its business is not dependent on a single customer or a few customers. Sales in diverse geographic areas and to a large number of customers and industries lessen exposure to adverse conditions in a single industry or area. These factors, however, do not afford protection against a general economic downturn.

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

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

     Keystone's geographic area data for each of the three years ended December 31, 1996, is as follows:

                                                                       NORTH &
                                                   EUROPE,              SOUTH
                                                   MIDDLE              AMERICA
                                          UNITED   EAST &     ASIA-     EXCEPT
                                          STATES   AFRICA    PACIFIC   THE U.S.   ELIMINATIONS   CONSOLIDATED
                                          ------   -------   -------   --------   ------------   ------------
1996
-----
Sales to unaffiliated customers.........  $233.5   $226.7    $179.3      $38.4       $   --         $677.9
Sales between geographic areas..........    49.0     34.2      12.3        3.3        (98.8)            --
                                          ------   ------    ------      -----       ------         ------
Net sales...............................  $282.5   $260.9    $191.6      $41.7       $(98.8)        $677.9
                                          ======   ======    ======      =====       ======         ======
Operating income........................  $ 37.1   $ 35.9    $ 18.9      $ 2.5       $   --         $ 94.4
General corporate expenses..............                                                             (14.9)
Other, net..............................                                                             (13.5)
                                                                                                    ------
Income before income taxes..............                                                            $ 66.0
                                                                                                    ======
Identifiable assets.....................   151.9    210.8     127.7       20.3           --         $510.7
Corporate assets........................                                                              32.1
                                                                                                    ------
Total assets............................                                                            $542.8
                                                                                                    ======
1995
-----
Sales to unaffiliated customers.........  $233.0   $175.9    $149.7      $38.5       $   --         $597.1
Sales between geographic areas..........    46.0     33.1       5.9        3.0        (88.0)            --
                                          ------   ------    ------      -----       ------         ------
Net sales...............................  $279.0   $209.0    $155.6      $41.5       $(88.0)        $597.1
                                          ======   ======    ======      =====       ======         ======
Operating income before plant closure,
  restructuring and asset impairment....  $ 30.2   $ 30.9    $ 19.2      $ 5.9       $   --         $ 86.2
Plant closure and related costs.........    (2.9)      --        --         --           --           (2.9)
Asset impairment........................    (8.0)      --       (.2)        --           --           (8.2)
Restructuring and severance costs.......   (14.7)    (6.2)     (1.5)       (.4)          --          (22.8)
                                          ------   ------    ------      -----       ------         ------
Operating income........................     4.6     24.7      17.5        5.5           --           52.3
General corporate expenses..............                                                             (14.0)
Other, net..............................                                                              (6.2)
                                                                                                    ------
Income before income taxes..............                                                            $ 32.1
                                                                                                    ======
Identifiable assets.....................   164.4    206.4     140.2       22.2           --         $533.2
Corporate assets........................                                                              23.4
                                                                                                    ------
Total assets............................                                                            $556.6
                                                                                                    ======
1994
-----
Sales to unaffiliated customers.........  $228.2   $145.4    $123.8      $37.7       $   --         $535.1
Sales between geographic areas..........    34.4     22.2       6.6        3.6        (66.8)            --
                                          ------   ------    ------      -----       ------         ------
Net sales...............................  $262.6   $167.6    $130.4      $41.3       $(66.8)        $535.1
                                          ======   ======    ======      =====       ======         ======
Operating income before plant closure
  and related costs.....................  $ 25.1   $ 23.5    $ 20.8      $ 3.8       $   --         $ 73.2
Plant closure and related costs.........    (4.4)      --        --         --           --           (4.4)
                                          ------   ------    ------      -----       ------         ------
Operating income........................    20.7     23.5      20.8        3.8           --           68.8
General corporate expenses..............                                                             (11.8)
Other, net..............................                                                              (4.7)
                                                                                                    ------
Income before income taxes..............                                                            $ 52.3
                                                                                                    ======
Identifiable assets.....................   186.2    133.0     129.0       22.1           --         $470.3
Corporate assets........................                                                              26.0
                                                                                                    ------
Total assets............................                                                            $496.3
                                                                                                    ======

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES

(13) OTHER ASSETS

     The following presents details of other assets at December 31, 1996 and 1995:

                                                              1996    1995
                                                              -----   -----
Intangible assets, net of accumulated amortization of $29.4
  in
  1996 and $25.9 in 1995....................................  $15.4   $14.8
Goodwill, net of accumulated amortization of $7.5 in 1996
  and
  $6.1 in 1995..............................................   28.9    35.9
Other.......................................................    9.3     8.1
                                                              -----   -----
                                                              $53.6   $58.8
                                                              =====   =====

(14) ACCRUED LIABILITIES

     The following presents details of accrued liabilities at December 31, 1996 and 1995:

                                                              1996    1995
                                                              -----   -----
Accrued wages, commissions and benefits.....................  $29.1   $26.2
Accrued restructuring and severance costs...................    5.7    10.9
Other.......................................................   42.1    50.3
                                                              -----   -----
                                                              $76.9   $87.4
                                                              =====   =====

(15) SALE OF ASSETS

     A gain of $4.6 was recognized in "Other, net" during 1995, in connection with the disposition of the Company's interest in a former subsidiary. "Other, net" also included a gain of $.7 with respect to the sale of the Company's previous facility in Mexico.

     A gain of $4.7 related to the sale of the Company's former facility in South Korea was recognized in "Other, net" in 1994.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors,
Keystone International, Inc.:

     We have audited the accompanying consolidated balance sheets of Keystone International, Inc. (a Texas corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in shareholders' investment and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Keystone International, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

January 31, 1997
Houston, Texas

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  (3.1)  Articles of Incorporation (incorporated by reference to
           Exhibit 4.1 to Registrant's Form 10-Q for the quarter
           ended June 30, 1988.)
  (3.2)  Bylaws (incorporated by reference to Exhibit 3.2 to
           Registrant's Form 10-K for the year ended December 31,
           1993.)
  (4.1)  Form of Note purchase agreement dated as of October 15, 1993 between the Company and several purchasers (incorporated
           by reference to Exhibit 4.1 to Registrant's Form 10-K for
           the year ended December 31, 1993.)
  (4.2)  Shareholder Rights Plan dated as of March 31, 1990 by and between Keystone International, Inc. and NationsBank of
           Texas, N.A., as Rights Agent (Shareholder Rights Plan)
           (incorporated by reference to Exhibit 4.2 to Registrant's
           Form 10-K for the year ended December 31, 1990.)
  (4.3)  Agreement of the Company to provide to the Commission, upon request, copies of certain long-term debt agreements
           (incorporated by reference to Exhibit 4.3 to Registrant's
           Form 10-K for the year ended December 31, 1991.)
 (10.1)  Keystone International, Inc. 1985 Incentive Stock Plan as
           amended (incorporated by reference to Exhibit 4(a) to
           Registrant's Registration Statement No. 33-37053.)
 (10.2)  1994 Directors' Stock Option Plan (incorporated by reference to Exhibit 10-A to Registrant's Form 10-Q for the quarter
           ended June 30, 1995.)
 (10.3)  Form of Change of Control Agreement dated December 15, 1995 between the Company and Messrs. French, Baldwin, Hyland
           and certain other non-executive officer management
           personnel (incorporated by reference to Exhibit 10.3 to
           Registrant's Form 10-K for the year ended December 31,
           1995.)
 (10.4)  Change of Control Agreement dated December 15, 1995 between the Company and Nishan Teshoian (incorporated by reference to Exhibit 10.4 to Registrant's Form 10-K for the year
           ended December 31, 1995.)
 (10.5)  Transition Agreement dated July 19, 1995 between the Company and Raymond A. LeBlanc (incorporated by reference to
           Exhibit 10.5 to Registrant's Form 10-K for the year ended
           December 31, 1995.)
 (10.6)  Change of Control Agreement dated June 3, 1996 between the
           Company and Francis S. Kalman (Filed herewith).
 (10.7)  Change of Control Agreement dated August 5, 1996 between the
           Company and James M. Sweet (Filed herewith).
 (10.8)  Voluntary Deferred Compensation Plan (Filed herewith).
 (11.1)  Statement re computation of per share earnings (see financial statements).
 (21.1)  Subsidiaries of the registrant (Filed herewith).
 (23.1)  Consent of independent public accountants (Filed herewith).
   (27)  Financial Data Schedule