Form 10-Q
period 1997-03-28
KEYSTONE INTERNATIONAL INC
filed 1997-05-09
CIK 55642

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1997

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

                         YES    X           NO ______
                              ------

As of May 1, 1997 the number of shares of common stock outstanding was 35,623,829 excluding 342,645 treasury shares.

                                     PART I
                             FINANCIAL INFORMATION

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                  (AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                13 WEEKS      THREE MONTHS
                                                --------      ------------
                                                 ENDED           ENDED
                                                 -----           -----
                                             MARCH 28, 1997  MARCH 31, 1996
                                             --------------  --------------

Net Sales                                        $157.9          $164.2
                                                 ------          ------
Cost and Expenses:
  Cost of sales                                    97.6           103.4
  Selling, general and administrative              43.3            42.7
  Interest expense, net                             1.2             1.8
  Other expense, net                                0.5             1.5
                                                 ------          ------

Income before Income Taxes                         15.3            14.8

Provision for Income Taxes                          5.8             5.5
                                                 ------          ------

Net Income                                       $  9.5          $  9.3
                                                 ======          ======

Weighted Average Outstanding
 and Equivalent Shares                             35.6            35.5
                                                 ======          ======

Earnings Per Share                               $  .27          $  .26
                                                 ======          ======

Cash Dividends Per Share                         $ .185          $ .185
                                                 ======          ======


   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN MILLIONS)

                                                       MARCH 28, DECEMBER 31,
                                                         1997       1996
                                                         ----       ----
                                                      (UNAUDITED)  (AUDITED)
                            ASSETS
Current Assets:
  Cash and cash equivalents                               $ 16.5  $ 24.8
  Receivables (principally trade accounts, net of
   allowances for doubtful accounts of $7.8 at 3/28/97
   and $7.3 at 3/31/96)                                    165.0   162.9
  Inventories                                              137.7   142.1
  Prepayments and other                                      6.4     6.3
                                                          ------  ------
                                                           325.6   336.1
                                                          ------  ------
Property, Plant and Equipment:
  Land                                                      20.8    22.4
  Buildings and improvements                                86.9    93.5
  Machinery and equipment                                  236.0   237.5
                                                          ------  ------
                                                           343.7   353.4
  Less - accumulated depreciation                          198.8   200.3
                                                          ------  ------
                                                           144.9   153.1
                                                          ------  ------
Other Assets                                                51.8    53.6
                                                          ------  ------
                                                          $522.3  $542.8
                                                          ======  ======

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Current portion of long-term debt                       $  2.5  $  2.4
  Short-term bank borrowings                                11.7    13.5
  Accounts payable                                          28.6    40.5
  Accrued liabilities                                       77.2    76.9
  Dividends payable                                          6.6     6.6
  Income taxes payable                                       7.9     4.5
                                                          ------   ------
                                                           134.5   144.4
                                                          ------  ------
Long-Term Debt:
  6.34% Senior Notes payable                                45.0    45.0
  Other long-term notes payable                             27.6    29.6
                                                          ------  ------
                                                            72.6    74.6
                                                          ------  ------
Deferred Income Taxes                                          -     3.9
Other Long-Term Liabilities                                 18.4    19.1
                                                          ------  ------
                                                            18.4    23.0
                                                          ------  ------
Commitments and Contingencies

Shareholders' Investment:
  Common stock $1.00 par value,
   50 shares authorized                                     35.9    35.9
  Additional paid-in capital                               113.6   113.8
  Retained earnings                                        159.6   156.7
  Treasury stock, at cost                                   (5.7)   (5.7)
  Unamortized restricted stock grant expense                (3.2)   (3.5)
  Foreign currency translation adjustments                  (3.4)    3.6
                                                          ------  ------
                                                           296.8   300.8
                                                          ------  ------
                                                          $522.3  $542.8
                                                          ======  ======


   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN MILLIONS)
                                  (UNAUDITED)



                                                                     13 WEEKS       THREE MONTHS
                                                                     --------       ------------
                                                                       ENDED           ENDED
                                                                       -----           -----
                                                                   MARCH 28, 1997   MARCH 31,1996
                                                                  ---------------  --------------
Cash Flows From Operating Activities:
 Net income                                                             $  9.5          $  9.3
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                           6.4             6.4
    Amortization                                                           1.8             1.7
    (Decrease) increase in deferred taxes                                 (0.2)            2.1
    Gain on sale of property, plant and equipment, net                    (0.4)           (0.1)
    Increase in receivables                                               (2.1)          (12.5)
    Increase in prepayments and other assets                              (2.4)           (1.5)
    Decrease in inventories                                                4.4             1.2
    Decrease in accounts payable and other liabilities                   (17.6)           (4.5)
    Increase in income taxes payable                                       3.4             0.9
                                                                        ------          ------
Net Cash Provided by Operating Activities                                  2.8             3.0
                                                                        ------          ------

Cash Flows From Investing Activities:
 Purchases of property, plant and equipment                               (5.7)           (4.1)
 Proceeds from sale of property, plant and equipment                       2.1             0.3
                                                                        ------          ------
Net Cash Used by Investing Activities                                     (3.6)           (3.8)
                                                                        ------          ------

Cash Flows From Financing Activities:
 (Decrease) increase in short-term borrowings                             (1.8)            8.4
 Payments of long-term debt                                               (0.7)           (0.7)
 Proceeds from long-term borrowings                                        1.4             1.7
 Cash dividends paid                                                      (6.6)           (6.6)
 Proceeds from stock plans and other                                       0.2             0.5
                                                                        ------          ------
Net Cash Provided (Used) by Financing Activities                          (7.5)            3.3
                                                                        ------          ------

Increase (Decrease) in Cash and Cash Equivalents                          (8.3)            2.5
                                                                        ------          ------

Cash and Cash Equivalents at Beginning of Period                          24.8            12.9
                                                                        ------          ------
Cash and Cash Equivalents at End of Period                              $ 16.5          $ 15.4
                                                                        ======          ======



   The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 28, 1997 AND MARCH 31, 1996
                             (AMOUNTS IN MILLIONS)
                                  (UNAUDITED)


(1) BASIS FOR PREPARATION OF THE CONSOLIDATED FINANCIAL STATEMENTS

    The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, including significant accounting policies normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. All adjustments which are, in the opinion of management, necessary to present a fair statement of the results of the interim periods have been included. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest Form 10-K.

    Effective in January 1997, the Company changed its fiscal year to consist of three thirteen week periods and a fourth period which ends on December 31. Management believes that the change in reporting periods did not have a material impact on the Company's results of operations or financial position for the first quarter of 1997. Prior year interim financial statements have not been restated to reflect the new reporting calendar.

(2) ESTIMATES INVOLVED IN PREPARING THE CONSOLIDATED FINANCIAL STATEMENTS

    The Company's interim financial statements are prepared in accordance with the same accounting policies followed at year-end. Certain items in the financial statements can be determined on an interim basis only by making accounting estimates. The accuracy of such amounts is dependent upon facts that will exist and events that will occur later in the year. Several of the significant accounting estimates related to the accompanying interim financial statements are set forth below.

    Inventories -

    The Company performs physical counts of its inventories at various times during the year. The amounts reflected as raw materials and parts, work-in-process, and components, sub-assemblies and finished goods as of March 28, 1997 and March 31, 1996, and thereby the related amounts for cost of sales, have been determined using the Company's normal accounting procedures.

    The majority of the Company's domestic inventories (approximately 34% of consolidated inventories at December 31, 1996) are priced at cost using the LIFO (last-in, first-out) method. Since amounts for inventories under the LIFO method are based upon computations determined at year-end, the inventory at March 28, 1997 has been based on certain estimates of what quantities and costs will be at December 31, 1997.

    Inventories at March 28, 1997 and December 31, 1996 are comprised of the following:


                                                    MARCH 28,   DECEMBER 31,
                                                       1997         1996
                                                    ----------  -------------

   Raw materials and parts                             $ 15.5      $ 16.1
   Work-in-process                                       16.7        14.8
   Components, sub-assemblies and finished goods        107.8       113.3
   Less:  LIFO Adjustment                                (2.3)       (2.1)
                                                       ------      ------
                                                       $137.7      $142.1
                                                       ======      ======

    Income Taxes -

    The Company provides for income taxes for an interim period by making, at the end of the interim period, an estimate of the effective tax rate expected to be applicable for the full year and applying that rate to the current year-to-date income before taxes.

(3) FOREIGN CURRENCY TRANSLATION AND COMMITMENTS

    An analysis of changes in the foreign currency translation adjustments included in Shareholders' Investment is as follows:


    Balance as of December 31, 1996     $  3.6
    Currency translation adjustments     (10.8)
    Income tax adjustments                 3.8
                                        ------
    Balance as of March 28, 1997        $ (3.4)
                                        ======

    From time to time, the Company enters into forward exchange contracts and borrows in foreign currencies to mitigate the effect of exchange rate fluctuations on its operations. These hedging techniques limit exchange rate exposure and the resulting impact on the Company's reported margins.

    At March 28, 1997, the Company had obligations of $23.6 under forward exchange contracts primarily for Dutch guilders, French francs, Italian lire and Belgian francs at various dates through the fourth quarter of 1997. Deferred gains or losses related to these contracts as of March 28, 1997 were not material.

(4) EARNINGS PER SHARE

    Earnings per share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding. There is no significant difference between earnings per share on a primary and a fully diluted basis.

    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which is effective for fiscal years ending after December 15, 1997. When adopted, this statement requires restatement of prior years' earnings per share. Had SFAS No. 128 been adopted as of January 1, 1997, there would have been no effect on the Company's earnings per share.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



SUMMARY

   In management's discussion and analysis of financial condition and results of operations, various comments are made regarding the Company's future expectations or plans that constitute forward-looking statements for purposes of the safe harbor provisions of the Private Securities Litigation Act of 1995. Actual results may differ materially from those indicated by these forward-looking statements as a result of certain factors described in the Company's most recent Form 10-K and Annual Report to Shareholders.

   The following table sets forth for the periods indicated (i) percentages which certain items reflected in the accompanying consolidated statements of income represent of total net sales of the Company and (ii) the percentage increase or decrease of amounts of such items as compared to the corresponding prior year period.




                                             PERCENTAGE OF NET SALES
                                         ------------------------------  % INC. (DEC.)
                                             13 WEEKS     THREE MONTHS    THREE MONTHS
                                               ENDED          ENDED          ENDED
                                          MARCH 28, 1997  MARCH 31,1996  MARCH 31, 1996
                                         ---------------  -------------  --------------
Net Sales                                      100.0         100.0             (3.8)

Cost and Expenses:
 Cost of sales                                  61.8          63.0             (5.6)
 Selling, general and administrative            27.4          26.0              1.4
 Interest expense, net                           0.8           1.1            (33.3)
 Other expense, net                              0.3           1.0                *

Income before Income Taxes                       9.7           9.0              3.4

Provision for Income Taxes                       3.7           3.3              5.5

Net Income                                       6.0           5.7              2.2


* percentage not meaningful

RESULTS OF OPERATIONS (AMOUNTS IN MILLIONS)

   Net sales for the thirteen week period ended March 28, 1997 decreased 3.8% from the three month period ended March 31, 1996. The first quarter of 1997 includes $2.5 of sales generated by the recently acquired Century Valve and Machine Ltd. and the previously unconsolidated operation in India.

   The Company's sales and results of operations outside the United States are subject to the inherent risk of fluctuations in currency rates. For the first quarter of 1997, sales declined $4.9 primarily as a result of the fluctuation of several European currencies and the Japanese yen against the U.S. dollar.

   The Company is structured into two major operating groups. The Industrial Valves and Controls group provides standard flow control products to several markets including the chemical, power, and food and beverage industries. The Engineered Products group meets the more technical needs of processing industries such as the chemical and petrochemical, oil and gas, and power industries.


   An analysis of net sales by operating group is shown below.
                                                                 %  INCREASE
                                                                (DECREASE) VS.
                                               13 WEEKS         THREE MONTHS
                                                 ENDED              ENDED
                                            MARCH 28, 1997      MARCH 31,1996
                                            --------------      -------------

   Industrial Valves and Controls               $110.7              (6.3)

   Engineered Products                            47.2               2.8
                                                ------              ----

   Total Net Sales                              $157.9              (3.8)
                                                ======              ====


   Excluding currency effects, sales decreased 1% from the comparable period in 1996. This decrease was primarily attributable to low backlog levels at the end of the fourth quarter of 1996. Improved rates of incoming orders resulted in stronger sales and higher backlog levels during the latter part of the quarter.

   For the thirteen week period ended March 28, 1997, cost of sales as a percentage of net sales decreased to 61.8% from 63.0% a year ago. The decrease was primarily a result of improvements realized from 1996 cost reduction initiatives as well as improvements at Yarway, a division of the Engineered Products group, associated with the divestiture of an underperforming product line.

   Selling, general and administrative expenses for the thirteen week period ended March 28, 1997 increased 1.4% compared to the comparable period in 1996. The increase is primarily attributable to severance costs associated with replacing some direct sales efforts for Yarway in China with distributor relationships. Additionally, the newly acquired Century Valve and Machine Ltd. and the previously unconsolidated operation in India contributed expenses to this category. Finally, the Company has realized higher employee costs in the quarter compared to the first quarter of 1996 due to annual salary adjustments made in January.

   Net interest expense, for the thirteen week period ended March 28, 1997, decreased compared to the same period in 1996, primarily due to a decrease in the level of outstanding short-term debt. Additionally, the Company discontinued the practice of factoring receivables at Gachot, an Industrial Valves and Controls operation, the costs of which were classified as interest expense.

   Other expense, net, generally represents amortization of intangible assets, as well as exchange gains and losses related to currency fluctuations. The thirteen week period ended March 28, 1997 included non-recurring gains of $0.5 related to the disposition of certain assets as well as $0.2 of exchange losses compared to nominal exchange losses in the respective prior year period.

   The Company's effective income tax rate was 38% for the thirteen week period ended March 28, 1997, and 37% for the three month period ended March 31, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES (AMOUNTS IN MILLIONS)

   At March 28, 1997, the Company had working capital of $191.1 compared to $191.7 at December 31, 1996. Management is not aware of any potential impairments to the Company's liquidity and believes its internal and external sources of cash will provide the necessary funds with which to meet its expected capital requirements.

   During the fourth quarter of 1995, the Company recorded a charge of $14.4 before income taxes, or $.28 per share, for restructuring and severance-related costs. The fourth quarter 1995 charge related to restructuring plans focused on streamlining of operations and divestiture of underperforming assets. These steps were originally expected to result in the reduction of an additional 260 positions. Management currently believes the ultimate reduction of positions in connection with these steps will be approximately 180, with 40 of these positions related to business activities being divested and 140 associated with ongoing operations.

   The fourth quarter 1995 restructuring charge included severance and related costs of $9.3, the write-down of certain assets totaling $2.7, and $2.4 of other costs associated with divesting assets. The aggregate balance of the restructuring-related liability as of March 28, 1997 was $4.0. The majority of the liability related to the original charge was paid or settled during 1996, with the remaining amount to be paid or settled during 1997. Management believes the Company's restructuring plans are on track in terms of general timing, charges against reserves, annualized savings and impact on results.

INFLATION

   Since 1994, inflation has had a relatively minor effect on the majority of Keystone's operations. However, in Brazil, which accounted for only 2% of net sales and 6% of net income in the first quarter of 1997, inflation often makes the operating environment somewhat difficult. A portion of the 1997 translation losses reflected in "Other expense, net" in the Consolidated Statements of Income, included in Part I of this Report, result from these operations.

   At the end of 1996, Mexico's economy became highly inflationary. Accordingly, effective January 1, 1997, the translation adjustments related to the Company's operations in Mexico also have been reflected in "Other expense, net" in the Consolidated Statements of Income. Mexico accounted for only 3% of net sales and 5% of net income in the first quarter of 1997. The Company does not expect this change to have a material effect on its consolidated financial position or future results of operations.

                                    PART II
                               OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits.

                 None.

            (b)  Reports on Form 8-K.

                 None.

            (c)  Financial Data Schedule

                                   SIGNATURES



  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                KEYSTONE INTERNATIONAL, INC.



DATE: MAY __, 1997              By:  /s/ Francis S. Kalman
                                --------------------------
                                Francis S. Kalman
                                Senior Vice President and
                                Chief Financial Officer