Form 10-Q
period 1997-06-27
KEYSTONE INTERNATIONAL INC
filed 1997-08-12
CIK 55642

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

                 For the quarterly period ended June 27, 1997

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

                                 YES  [X]         NO  [ ]

As of August 6, 1997 the number of shares of common stock outstanding was 35,798,296 excluding 335,269 treasury shares.


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

                                         13 WEEKS   3 MONTHS    26 WEEKS   6 MONTHS
                                           ENDED      ENDED      ENDED      ENDED
                                          JUNE 27,   JUNE 30,   JUNE 27,   JUNE 30,
                                           1997       1996       1997       1996
                                         --------   --------   --------   --------
Net Sales                                $  173.2   $  173.6   $  331.2   $  337.8
                                         --------   --------   --------   --------
 Cost and Expenses:
  Cost of sales                             106.7      108.9      204.3      212.2
  Selling, general and administrative        44.2       44.0       87.5       86.7
  Interest expense                            1.6        2.0        3.2        4.1
  Interest income                            (0.2)      (0.2)      (0.5)      (0.4)
  Other (income) expense, net                (0.9)       1.9       (0.4)       3.4
                                         --------   --------   --------   --------
 Income before Income Taxes                  21.8       17.0       37.1       31.8

Provision for Income Taxes                    8.3        6.3       14.1       11.8
                                         --------   --------   --------   --------

Net Income                               $   13.5   $   10.7   $   23.0   $   20.0
                                         ========   ========   ========   ========

Weighted Average Outstanding
 and Equivalent Shares                       35.6       35.5       35.6       35.5
                                         ========   ========   ========   ========

Earnings Per Share                       $    .38   $    .30   $    .65   $    .56
                                         ========   ========   ========   ========

Cash Dividends Per Share                 $   .185   $   .185   $    .37   $    .37
                                         ========   ========   ========   ========



  The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN MILLIONS)

                                                      JUNE 27,      DECEMBER 31,
                                                       1997           1996
                                                   -----------      -----------
                                                   (UNAUDITED)      (AUDITED)
                                    ASSETS

Current Assets:
  Cash and cash equivalents                        $    23.1       $    24.8
  Receivables (principally trade accounts,
    net of allowances for doubtful accounts
    of $7.4 at 6/27/97 and $6.3 at 12/31/96)           170.7           162.9
  Inventories                                          138.3           142.1
  Prepayments and other                                  6.2             6.3
                                                   ---------       ---------
                                                       338.3           336.1
                                                   ---------       ---------
Property, Plant and Equipment:
  Land                                                  20.6            22.4
  Buildings and improvements                            87.7            93.5
  Machinery and equipment                              242.2           237.5
                                                   ---------       ---------
                                                       350.5           353.4
  Less - accumulated depreciation                      202.9           200.3
                                                   ---------       ---------
                                                       147.6           153.1

Deferred Tax Asset                                       3.2             -
Other Assets                                            49.3            53.6
                                                   ---------       ---------
                                                        52.5            53.6
                                                   ---------       ---------
                                                   $   538.4       $   542.8
                                                   =========       =========

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT


Current Liabilities:
  Current portion of long-term debt                $     2.5          $  2.4
  Short-term bank borrowings                            13.3            13.5
  Accounts payable                                      45.0            40.5
  Accrued liabilities                                   67.6            76.9
  Dividends payable                                      6.6             6.6
  Income taxes payable                                   8.9             4.5
                                                   ---------       ---------
                                                       143.9           144.4
                                                   ---------       ---------
Long-Term Debt:
  6.34% Senior Notes payable                            45.0            45.0
  Other long-term notes payable                         27.2            29.6
                                                   ---------       ---------
                                                        72.2            74.6
                                                   ---------       ---------
Deferred Income Taxes                                    -               3.9
Other Long-Term Liabilities                             18.1            19.1
                                                   ---------       ---------
                                                        18.1            23.0
                                                   ---------       ---------

Shareholders' Investment:
  Common stock $1.00 par value, 100 million
    shares authorized                                   36.0            35.9
  Additional paid-in capital                           114.2           113.8
  Retained earnings                                    166.6           156.7
  Treasury stock, at cost                               (5.3)           (5.7)
  Unamortized restricted stock grant expense            (3.1)           (3.5)
  Foreign currency translation adjustments              (4.2)            3.6
                                                   ---------       ---------
                                                       304.2           300.8
                                                   ---------       ---------
                                                   $   538.4       $   542.8
                                                   =========       =========


  The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN MILLIONS)
                                  (UNAUDITED)

                                                      26 WEEKS       6 MONTHS
                                                       ENDED           ENDED
                                                   JUNE 27, 1997   JUNE 30,1996
                                                   -------------   ------------

Cash Flows From Operating Activities:
 Net income                                        $    23.0       $    20.0
 Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                       12.9            12.3
     Amortization                                        3.3             3.4
     Decrease in deferred taxes                         (3.0)           (1.6)
     Gain on sale of property, plant and
       equipment, net                                   (2.5)           (0.1)
     Increase in receivables                            (7.8)          (12.1)
     Increase in prepayments and other assets           (1.9)           (1.6)
     Decrease in inventories                             3.8            13.2
     Decrease in accounts payable and other
       liabilities                                     (11.8)           (7.9)
     Increase in income taxes payable                    4.4             2.8
                                                   ---------       ---------
Net Cash Provided by Operating Activities               20.4            28.4
                                                   ---------       ---------

Cash Flows From Investing Activities:
  Purchases of property, plant and equipment           (14.9)          (12.2)
  Proceeds from sale of property, plant and
    equipment                                            4.9             0.4
                                                   ---------       ---------
Net Cash Used by Investing Activities                  (10.0)          (11.8)
                                                   ---------       ---------

Cash Flows From Financing Activities:
  (Decrease) increase in short-term borrowings          (0.2)            5.7
  Payments of long-term debt                            (1.0)           (1.6)
  Proceeds from long-term borrowings                     1.3             1.8
  Cash dividends paid                                  (13.2)          (13.1)
  Proceeds from stock plans and other                    1.0             1.2
                                                   ---------       ---------
Net Cash Used by Financing Activities                  (12.1)           (6.0)
                                                   ---------       ---------

Increase (Decrease) in Cash and Cash Equivalents        (1.7)           10.6
                                                   ---------       ---------

Cash and Cash Equivalents at Beginning of Period        24.8            12.9
                                                   ---------       ---------
Cash and Cash Equivalents at End of Period         $    23.1       $    23.5
                                                   =========       =========





  The accompanying notes are an integral part of these financial statements.

                 KEYSTONE INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (AMOUNTS IN MILLIONS)
                                  (UNAUDITED)

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

    Effective in January 1997, the Company changed its fiscal year to consist of three thirteen week periods and a fourth period which ends on December 31. Management believes that the change in reporting periods did not have a material impact on the Company's results of operations or financial position for the first or second quarters of 1997. Prior year interim financial statements have not been restated to reflect the new reporting calendar.

    The Financial Accounting Standards Board has issued two new statements. Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", is effective for years beginning after December 15, 1997, and adoption is not expected to impact the financial results of the Company. SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", is also effective in fiscal year 1998.

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

    Inventories -

    The Company performs physical counts of its inventories at various times during the year. The amounts reflected as raw materials and parts, work-in-process, and components, sub-assemblies and finished goods as of June 27, 1997, and June 30, 1996, and thereby the related amounts for cost of sales, have been determined using the Company's normal accounting procedures.

    The majority of the Company's domestic inventories (approximately 34% of consolidated inventories at December 31, 1996) are priced at cost using the LIFO (last-in, first-out) method. Since amounts for inventories under the LIFO method are based upon computations determined at year-end, the inventory at June 27, 1997, has been based on certain estimates of what quantities and costs will be at December 31, 1997.

    Inventories at June 27, 1997, and December 31, 1996, are comprised of the following:

                                                     JUNE 27,      DECEMBER 31,
                                                       1997            1996
                                                   -------------   ------------

    Raw materials and parts                        $    15.9       $    16.1
    Work-in-process                                     17.9            14.8
    Components, sub-assemblies and finished goods      106.8           113.3
    Less:  LIFO Adjustment                              (2.3)           (2.1)
                                                   ---------       ---------
                                                   $   138.3       $   142.1
                                                   =========       =========

    Income Taxes -

    The Company provides for income taxes for an interim period by making, at the end of the interim period, an estimate of the effective tax rate expected to be applicable for the full year and applying that rate to the current year-to-date income before taxes.

(3) FOREIGN CURRENCY TRANSLATION AND COMMITMENTS

    An analysis of changes in the foreign currency translation adjustments included in Shareholders' Investment is as follows:

    Balance as of December 31, 1996                $     3.6
    Currency translation adjustments                   (11.9)
    Income tax adjustments                               4.1
                                                   ---------
    Balance as of June 27, 1997                    $    (4.2)
                                                   =========

    From time to time, the Company enters into forward exchange contracts and borrows in foreign currencies to mitigate the effect of exchange rate fluctuations on its operations. These hedging techniques limit exchange rate exposure and the resulting impact on the Company's reported margins.

    At June 27, 1997, the Company had obligations of $6.3 under forward exchange contracts primarily for Italian lire and Japanese Yen at various dates through the fourth quarter of 1997. Deferred gains or losses related to these contracts as of June 27, 1997, were not material.

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

(5) INTEREST AND TAX PAYMENTS

    Interest payments made during the thirteen and twenty-six week periods ended June 27, 1997, were $2.3 and $3.1, respectively. This represented decreases of $0.4 and $0.7 from the comparable periods of 1996.

    Payments for income taxes made during the second quarter of 1997 and the first half of 1997 were $10.6 and $10.7, respectively. Income tax payments for the second quarter of 1996 and the first half of 1996 were $5.0 and $9.4, respectively.

(6) FINANCIAL INSTRUMENTS

    The Company's financial strategy includes the limited use of two types of derivative financial instruments. It periodically enters into forward exchange contracts to mitigate the exposure risk related to known future foreign currency transactions. These specific transactions are accounted for in accordance with the guidelines established in SFAS No. 52, "Foreign Currency Translation." Transaction gains and losses are included in Other Income and Expense.

    Additionally, the Company has entered into two interest rate swap agreements in order to mitigate the risk of interest rate fluctuations on two specific loans. These agreements replaced the original floating interest rates with fixed interest rates and thereby provide the Company with the stability of fixed interest expense and cash payments.

(7) MERGER

    On May 20, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among Tyco International Ltd., a Massachusetts corporation ("Tyco"), T6 Acquisition Corp., a Texas corporation and direct, wholly-owned subsidiary of Tyco (the "Subsidiary"), and the Company, which Merger Agreement provides for the merger of the Subsidiary with and into the Company. Pursuant to the Merger Agreement, the shareholders of the Company will receive 0.54183 shares of common stock of Tyco, or its successor, for each share of outstanding Company common stock, subject to certain adjustments and limits as provided in the Merger Agreement. The transaction, which will be accounted for as a pooling of interests, is contingent upon customary regulatory review and approval by Keystone shareholders. The Boards of Directors of both companies have approved the transaction, which is expected to close in late August, 1997. It is also expected to be a tax-free transaction for Keystone shareholders. On July 18, 1997, the Antitrust Division of the U.S. Department of Justice issued to Tyco and the Company a request for additional information and documentation. On July 29, 1997, Tyco filed an amended S-4 registration statement in connection with the merger. Additionally, on July 29, 1997, the Company mailed a proxy statement/prospectus to its shareholders announcing a special shareholders' meeting to be held on August 28, 1997, to approve the merger. Tyco and Keystone do not intend to consummate the Merger unless and until the concerns identified by the Antitrust Division are resolved. Each state and country where either Tyco or Keystone has operations may also review the Merger under such jurisdiction's antitrust law. Keystone shareholders have been asked to authorize a vote in favor of any proposal to adjourn the Special Meeting to a later date, which adjournment is proposed or recommended by the Chairman of the Special Meeting. There is no present intention to adjourn the Special Meeting. However, without modifying Keystone's obligations under the Merger Agreement, the Chairman could determine to propose to adjourn the Special Meeting for any reason deemed advisable and in the best interests of Keystone shareholders.

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

                                        PERCENTAGE OF NET SALES           PERCENTAGE OF NET SALES
                                        -----------------------           -----------------------
                                         13 WEEKS     3 MONTHS             26 WEEKS     6 MONTHS
                                           ENDED        ENDED                ENDED        ENDED
                                         JUNE 27,     JUNE 30,      %      JUNE 27,     JUNE 30,      %
                                           1997         1996     CHANGE      1997         1996     CHANGE
                                         --------     --------   ------    --------     --------   ------

Net Sales                                   100.0       100.0      (0.2)      100.0        100.0     (2.0)

Cost and Expenses:
  Cost of sales                              61.6         62.7     (2.0)       61.7         62.8     (3.7)
  Selling, general and administrative        25.5         25.3      0.5        26.4         25.7      0.9
  Interest expense                            0.9          1.0    (20.0)        1.0          1.2    (22.0)
  Interest income                             0.1          0.1      -           0.2          0.1     25.0
  Other expense, net                          0.5          1.0      *           0.1          1.0      *

Income before Income Taxes                   12.6          9.8     28.2        11.2          9.4     16.7

Provision for Income Taxes                    4.8          3.6     31.7         4.3          3.5     19.5

Net Income                                    7.8          6.2     26.2         6.9          5.9     15.0



 *    percentage not meaningful

 ()    denotes decrease

RESULTS OF OPERATIONS (AMOUNTS IN MILLIONS)

    Net sales for the thirteen and twenty-six week periods ended June 27, 1997, decreased 0.2% and 2.0%, respectively, from the comparable periods of the prior year. The Company's sales and results of operations outside the United States are subject to the inherent risk of fluctuations in currency rates. For the thirteen and twenty-six week periods ended June 27, 1997, sales declined $6.0 and $11.9, respectively, as a result of the fluctuation of several currencies, primarily the European currencies, the Japanese yen and the Korean won against the U.S. dollar.

    Excluding currency effects, sales for the thirteen and twenty-six week periods ended June 27, 1997, increased 3.4% and 1.6%, respectively, from the comparable periods in 1996. These increases were primarily attributable to the benefits of one additional shipping day during the second quarter of 1997. The second quarter of 1997 also included sales of $1.4 for Century Valve and Machine Ltd. and $0.7 for Keystone Valve India, both of which became fully consolidated subsidiaries at the end of 1996. Additional sales increases resulted from productivity improvements at Anderson Greenwood's Black Mountain facility and Keystone Pacific plants.

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

                                                      % INCREASE                      % INCREASE
                                                    (DECREASE) vs.                  (DECREASE) vs.
                                       13 WEEKS        3 MONTHS        26 WEEKS        6 MONTHS
                                         ENDED           ENDED           ENDED           ENDED
                                     June 27, 1997   JUNE 30, 1996   JUNE 27, 1997   JUNE 30, 1996
                                     -------------  ---------------  -------------   -------------

    Industrial Valves and Controls     $  121.8          (1.9)         $  232.5          (3.9)

    Engineered Products                    51.4            3.8             98.7           2.9
                                       --------                         -------

    Total Net Sales                    $  173.2           (0.2)        $  331.2          (2.0)
                                       ========                        ========


    For the thirteen and twenty-six week periods ended June 27, 1997, cost of sales as a percentage of net sales decreased to 61.6% and 61.7% as compared to the comparable prior year periods' percentages of 62.7% and 62.8%, respectively. These improvements were based on cost reduction programs implemented at several plants in the United States and Asia Pacific regions. The elimination of an underperforming product line at Yarway further contributed to the reduction in cost of sales for the first half of 1997.

    Selling, general and administrative expenses for the thirteen and twenty-six week periods ended June 27, 1997, increased 0.5% and 0.9% in relation to their comparable periods in 1996. Excluding the effect of the strong U.S. dollar, the percentage increases for the applicable periods rose to 3.6% and 4.4%, respectively. These increases resulted primarily from severance costs related to reductions in Yarway's worldwide sales force. Other contributing factors to the increase in selling, general and administrative expenses included annual salary adjustments and the addition of normal expenses incurred by the two newly consolidated operations, Century Valve and Machine Ltd. and India.

    Interest expense for the thirteen and twenty-six week periods ended June 27, 1997, decreased compared to the comparable periods in 1996 due primarily to a decrease in the level of outstanding short-term debt. Additionally, the Company discontinued the practice of factoring the receivables at a French ball valve operation, the costs of which were classified as interest expense in 1996.

    Other expense, net, generally represents amortization of intangible assets, as well as exchange gains and losses related to currency fluctuations. The thirteen week period ended June 27, 1997, included a non-recurring gain of $1.9 related to the sale of property owned by Yarway. Combined with the $0.5 gain on the sale of assets during the first quarter of 1997, the year-to-date gain was $2.4. The fluctuation in foreign currencies compared to the U.S. dollar resulted in a $0.3 gain for the second quarter of 1997 versus the $0.4 loss that was incurred during the comparable period of 1996. The foreign currency effect for the twenty-six week period ended June 27, 1997, also resulted in a $0.3 gain, however, the currency effect for the comparable period of 1996 was a $0.6 loss. Amortization costs for the thirteen and twenty-six week periods ended June 27, 1997, were $0.2 and $0.4 less than the comparable periods of 1996.

    The Company's income tax rate was 38% for the twenty-six week period ended June 27, 1997, and 37% for the six month period ended June 30, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES (AMOUNTS IN MILLIONS)

    At June 27, 1997, the Company had working capital of $194.4 compared to $191.7 at December 31, 1996. Management is not aware of any potential impairments to the Company's liquidity and believes its internal and external sources of cash will provide the necessary funds with which to meet its expected capital requirements.

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

    The fourth quarter 1995 restructuring charge included severance and related costs of $9.3, the write-down of certain assets totaling $2.7, and $2.4 of other costs associated with divesting assets. The aggregate balance of the restructuring-related liability as of June 27, 1997, was $2.2. The majority of the liability related to the original charge was paid or settled during 1996, with the remaining amount to be paid or settled during 1997. Management believes the Company's restructuring plans are on track in terms of general timing, charges against reserves, annualized savings and impact on results.

INFLATION

    Since 1994, inflation has had a relatively minor effect on the majority of Keystone's operations. However, in Brazil, which accounted for only 2% of net sales and 5.9% of net income in the second quarter of 1997, inflation often makes the operating environment somewhat difficult. A portion of the 1997 translation losses reflected in "Other expense, net" in the Consolidated Statements of Income, included in Part I of this Report, resulted from these operations.

    At the end of 1996, Mexico's economy became highly inflationary. Accordingly, effective January 1, 1997, the translation adjustments related to the Company's operations in Mexico also have been reflected in "Other expense, net" in the Consolidated Statements of Income. Mexico accounted for only 1.0% of net sales and 3.0% of net income in the second quarter of 1997. The Company does not expect this change to have a material effect on its consolidated financial position or future results of operations.

                                    PART II
                               OTHER INFORMATION

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits.

                1.1  Supplemental Executive Retirement Plan.

           (b)  Reports on Form 8-K.

                The Company filed a Form 8-K on May 27, 1997, covering the proposed merger with Tyco International, Ltd .

           (c)  Financial Data Schedule. 12

                                  SIGNATURES





    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                         KEYSTONE INTERNATIONAL, INC.



DATE:    August 8, 1997                  By: /s/ Francis S. Kalman
                                            _________________________
                                         Francis S. Kalman
                                         Senior Vice President and
                                         Chief Financial Officer



DATE:    August 8, 1997                  By: /s/ Michael J. Kershaw
                                            _________________________
                                         Michael J. Kershaw
                                         Corporate Controller